Form 10-Q
period 2025-03-31
Essential Utilities, Inc.
filed 2025-05-12
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2025: 280,337,601

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2025	2024
Property, plant and equipment, at cost	$16,538,396	$16,275,377
Less: accumulated depreciation	3,218,022	3,131,901
Net property, plant and equipment	13,320,374	13,143,476

Current assets:
Cash and cash equivalents	20,784	9,156
Accounts receivable, net	244,437	166,522
Unbilled revenues	115,975	142,310
Inventory - materials and supplies	49,318	48,619
Inventory - gas stored	11,676	45,311
Prepayments and other current assets	34,844	41,139
Regulatory assets	17,447	32,854
Total current assets	494,481	485,911

Regulatory assets	2,024,947	1,907,786
Deferred charges and other assets, net	111,981	112,712
Funds restricted for construction activity	1,426	1,420
Goodwill	2,340,713	2,340,713
Operating lease right-of-use assets	30,045	31,263
Intangible assets	3,194	3,273
Total assets	$18,327,161	$18,026,554

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Liabilities and Equity	2025	2024
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 280,106,564 and 278,209,660 as of March 31, 2025 and December 31, 2024	$140,053	$139,105
Capital in excess of par value	4,268,626	4,199,836
Retained earnings	2,143,020	1,949,492
Treasury stock, at cost, 3,440,655 and 3,386,069 shares as of March 31, 2025 and December 31, 2024	(91,608)	(89,624)
Total stockholders' equity	6,460,091	6,198,809

Long-term debt, excluding current portion	7,571,796	7,416,289
Less: debt issuance costs	46,811	47,908
Long-term debt, excluding current portion, net of debt issuance costs	7,524,985	7,368,381
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	142,523	142,807
Loans payable	89,289	186,542
Accounts payable	182,914	258,615
Book overdraft	6,510	47,714
Accrued interest	88,130	72,281
Accrued taxes	34,936	38,219
Regulatory liabilities	2,369	1,770
Dividends payable	90,055	89,441
Other accrued liabilities	119,882	137,279
Total current liabilities	756,608	974,668

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	1,965,139	1,831,868
Customers' advances for construction	113,861	113,323
Regulatory liabilities	728,660	764,745
Operating lease liabilities	26,034	27,447
Pension and other postretirement benefit liabilities	35,767	33,680
Other	26,558	24,788
Total deferred credits and other liabilities	2,896,019	2,795,851

Contributions in aid of construction	689,458	688,845
Total liabilities and equity	$18,327,161	$18,026,554

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Operating revenues	$783,626	$612,069

Operating expenses:
Operations and maintenance	137,824	136,900
Purchased gas	184,641	129,675
Depreciation	96,764	88,716
Amortization	2,613	1,088
Taxes other than income taxes	22,879	25,024
Total operating expenses	444,721	381,403

Operating income	338,905	230,666

Other expense (income):
Interest expense	82,065	73,273
Interest income	(229)	(989)
Allowance for funds used during construction	(5,832)	(4,681)
Gain on sale of other assets	(237)	(91,625)
Other	(56)	(442)
Income before income taxes	263,194	255,130
Income tax benefit	(20,595)	(10,642)
Net income	$283,789	$265,772

Comprehensive income	$283,789	$265,772

Net income per common share:
Basic	$1.03	$0.97
Diluted	$1.03	$0.97

Average common shares outstanding during the period:
Basic	275,194	273,377
Diluted	275,687	273,738

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2025	2024
Stockholders' equity:
Common stock, $0.50 par value		$140,053	$139,105
Capital in excess of par value		4,268,626	4,199,836
Retained earnings		2,143,020	1,949,492
Treasury stock, at cost		(91,608)	(89,624)
Total stockholders' equity		6,460,091	6,198,809

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2028 to 2053	2,703	2,637
1.00% to 1.99%	2030 to 2046	12,663	11,732
2.00% to 2.99%	2025 to 2058	205,929	206,297
3.00% to 3.99%	2026 to 2056	1,256,609	1,258,003
4.00% to 4.99%	2025 to 2059	1,238,302	1,239,032
5.00% to 5.99%	2028 to 2061	312,260	312,260
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	27,829	27,888
8.00% to 8.99%	2025	224	447
9.00% to 9.99%	2026	11,800	11,800
		3,099,319	3,101,096

Notes payable to bank under revolving credit agreement, variable rate, due 2027		570,000	413,000
Unsecured notes payable:
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		7,714,319	7,559,096

Current portion of long-term debt		142,523	142,807
Long-term debt, excluding current portion		7,571,796	7,416,289
Less: debt issuance costs		46,811	47,908
Long-term debt, excluding current portion, net of debt issuance costs		7,524,985	7,368,381

Total capitalization		$13,985,076	$13,567,190

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2024	$139,105	$4,199,836	$1,949,492	$(89,624)	$6,198,809
Net income	-	-	283,789	-	283,789
Dividends of March 1, 2025 ($0.3255 per share)	-	-	(22)	-	(22)
Dividends of June 2, 2025 declared ($0.3255 per share)	-	-	(90,054)	-	(90,054)
Issuance of common stock under dividend reinvestment plan (104,369 shares)	52	3,760	-	-	3,812
Issuance of common stock from at-the-market sale agreements (1,627,009 shares)	813	62,267	-	-	63,080
Repurchase of stock (61,455 shares)	-	-	-	(2,234)	(2,234)
Equity compensation plan (155,823 shares)	78	(78)	-	-	-
Exercise of stock options (9,703 shares)	5	337	-	-	342
Stock-based compensation	-	2,592	(185)	-	2,407
Other	-	(88)	-	250	162
Balance at March 31, 2025	$140,053	$4,268,626	$2,143,020	$(91,608)	$6,460,091

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$283,789	$265,772
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	99,377	89,804
Deferred income taxes	(18,605)	(12,323)
Provision for doubtful accounts	357	7,756
Stock-based compensation	2,604	1,061
Gain on sale of utility systems and other assets	(237)	(91,625)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	(9,126)	122
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(47,945)	(18,212)
Other	(10,697)	(1,642)
Net cash flows from operating activities	299,517	240,713
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,891 and $1,807	(270,539)	(252,998)
Acquisitions of utility systems, net	(17,552)	-
Net proceeds from the sale of utility systems and other assets	240	166,563
Other	(29)	(48)
Net cash flows used in investing activities	(287,880)	(86,483)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	7,065	4,094
Repayments of customers' advances	(1,317)	(2,171)
Net repayments of short-term debt	(97,252)	(72,623)
Proceeds from long-term debt	708,150	618,008
Repayments of long-term debt	(551,150)	(586,649)
Change in cash overdraft position	(41,204)	(2,420)
Proceeds from issuance of common stock under dividend reinvestment plan	3,812	3,882
Proceeds from issuance of common stock from at-the-market sale agreement	63,080	-
Proceeds from exercised stock options	342	175
Repurchase of common stock	(2,234)	(2,231)
Dividends paid on common stock	(89,463)	(83,930)
Other	162	223
Net cash flows used in financing activities	(9)	(123,642)
Net change in cash and cash equivalents	11,628	30,588
Cash and cash equivalents at beginning of period	9,156	4,612
Cash and cash equivalents at end of period	$20,784	$35,200

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$109,976	$91,576
Non-cash utility property contributions	5,919	5,740

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at March 31, 2025, and the unaudited condensed consolidated statements of operations and comprehensive income, cash flows and equity for the three months ended March 31, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

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

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2025				March 31, 2024
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$163,877	$38,361	$302,073	$-	$151,831	$35,594	$206,926	$-
Commercial	45,477	9,181	61,351	-	41,737	8,983	42,171	-
Fire protection	11,154	-	-	-	10,381	-	-	-
Industrial	9,051	601	1,274	-	8,142	542	890	-
Gas transportation & storage	-	-	96,523	-	-	-	70,491	-
Other water	17,668	-	-	-	15,607	-	-	-
Other wastewater	-	3,160	-	-	-	3,624	-	-
Other utility	-	-	10,764	2,891	-	-	2,702	2,810
Revenues from contracts with customers	247,227	51,303	471,985	2,891	227,698	48,743	323,180	2,810
Alternative revenue program	(305)	(268)	(1,188)	-	656	(13)	1,151	-
Other and eliminations	-	-	-	11,981	-	-	-	7,844
Consolidated	$246,922	$51,035	$470,797	$14,872	$228,354	$48,730	$324,331	$10,654

Note 3 – Water and Wastewater Utility Acquisitions

Completed Acquisitions

In April 2025, the Company acquired the Village of Midvale’s water system in Ohio, which serves approximately 1,000 customers for $2,950.

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serve approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

In October 2024, the Company acquired wastewater utility assets in Morgan County, Indiana, which serve approximately 100 customers for $500.

In May 2024, the Company acquired the wastewater utility assets of Westfield HOA, which serve approximately 200 customers within Westfield Homeowners Subdivision in Glenview, Illinois for a cash purchase price of $67.

The purchase price allocation for these acquisitions consisted primarily of property, plant and equipment.

Pending Acquisitions

In October 2024, the Company entered into a purchase agreement to acquire Integra Water Texas, LLC’s wastewater system assets in Bastrop County, Texas, which serve approximately 1,100 customers for $4,400.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In June 2024, the Company entered into a purchase agreement to acquire private water and wastewater utility assets in Harris County, Texas, which serve approximately 400 equivalent retail customers for $1,125.

In September 2023, the Company entered into a purchase agreement to acquire Greenville Municipal Water Authority’s water system in Greenville, Pennsylvania which serves approximately 3,000 customers for $18,000.

In October 2021, the Company entered into a purchase agreement to acquire the wastewater utility assets of the City of Beaver Falls, Pennsylvania which consist of approximately 7,600 equivalent retail customers for $37,750, as amended.

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our commercial paper program and revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close in 2025. Closings for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. On June 14, 2024, the Pennsylvania Supreme Court granted the Petitions for Allowance of Appeal of the Pennsylvania Public Utility Commission, the Company, and East Whiteland Township. The Company, the Pennsylvania Public Utility Commission, East Whiteland Township, and several Amicus Curiae filed Initial Briefs on September 26, 2024. The OCA submitted its Brief on December 10, 2024 and the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township submitted Reply Briefs. Arguments before the Pennsylvania Supreme Court are scheduled to occur in May 2025. Management believes the final resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

DELCORA Purchase Agreement

In 2019, the Company entered into a purchase agreement to acquire the wastewater utility system assets of the Delaware County Regional Water Quality Control Authority (“DELCORA”), which consist of approximately 16,000 customers, or the equivalent of 198,000 retail customers, in 42 municipalities in Southeast Pennsylvania for $276,500. There are several legal proceedings involving the Company as a result of the purchase agreement that are on-going. The purchase price for this pending acquisition is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of this acquisition with a mix of equity and debt financing, utilizing our commercial paper program and revolving credit facility until permanent debt is secured. Closing of our acquisition of DELCORA is subject to regulatory approval and on-going litigation.

Note 4 – Dispositions

In October 2023, the Company entered into an agreement to sell its interest in three non-utility local microgrid and distributed energy projects for $165,000. The sale was completed in January 2024, and the Company recognized a gain of $91,236 during the first quarter of 2024, which is included in other expense (income) in the accompanying condensed consolidated statement of operations.

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2024	$58,425	$2,277,447	$4,841	$2,340,713
Reclassification to utility plant acquisition adjustment	-	-	-	-
Balance at March 31, 2025	$58,425	$2,277,447	$4,841	$2,340,713

One of our subsidiaries in the Regulated Water segment has a mechanism that allows the reclassification of goodwill to utility plant acquisition adjustment. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives. There was no reclassification made during the first quarter of 2025.

Note 6 – Capitalization

At-the-Market Offering

On August 13, 2024, the Company established a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended March 31, 2025, we issued 1,627,009 shares of common stock for net proceeds of approximately $63,000 under the 2024 ATM. As of March 31, 2025, the 2024 ATM had approximately $900,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

In April 2025, the Company issued 3,664,762 common shares under the 2024 ATM for a total net proceeds of approximately $145,500.

Commercial Paper Program

On March 19, 2025, the Company established a commercial paper program (the “CP Program”) that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program will rank equally with the Company’s present and future unsecured indebtedness.  The Company intends to use the net proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of March 31, 2025, no CP Notes were issued and were outstanding under the CP Program.

Long-term and Short-Term Debt

The condensed consolidated statements of capitalization provide a summary of the Company’s long-term and short term debt as of March 31, 2025 and December 31 2024. There were no material changes in our debt instruments during the three months ended March 31, 2025.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. The Company was in compliance with its debt covenants under its loan and debt agreements as of March 31, 2025. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the three months ended March 31, 2025.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s loans payable was $89,289 and $186,542, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company's cash and cash equivalents was $20,784 and $9,156, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2025 and December 31, 2024, the carrying amount of these securities was $31,253 and $31,324, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2025	2024
Net gain recognized during the period on equity securities	$651	$421
Less: net gain recognized during the period on equity securities sold during the period	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$651	$421

The net gain recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other”.

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	March 31,	December 31,
	2025	2024
Carrying amount	$7,714,319	$7,559,096
Estimated fair value	$6,688,157	$6,431,777

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

	Three Months Ended
	March 31,
	2025	2024
Average common shares outstanding during the period for basic computation	275,194	273,377
Effect of dilutive securities:
Employee stock-based compensation	493	361
Average common shares outstanding during the period for diluted computation	275,687	273,738

The number of outstanding employee stock options, in thousands, that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 441 and 268 for the three months ended March 31, 2025 and 2024, respectively. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. At March 31, 2025, 715,687 shares were still available for issuance under the Plan.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The performance goals of the 2025 grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%

The following were the assumptions used in the pricing model for the 2025 grants:

2025
Expected term (years)	3
Risk-free interest rate	4.19%
Expected volatility	23.20%

The following table provides compensation expense for PSUs:

	Three Months Ended
	March 31,
	2025	2024
Stock-based compensation within operations and maintenance expenses	$1,416	$106
Income tax benefit	$358	$26

The following table summarizes the PSU transactions for the three months ended March 31, 2025:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	563,656	$38.61
Granted	195,300	$34.25
Performance criteria adjustment	(59,974)	$37.95
Actual vested	(103,775)	$42.77
Forfeited	(3,110)	$37.73
Nonvested share units at end of period	592,097	$36.51

The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2025 and 2024 was $34.25 and $38.10, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. In prior years, RSUs were eligible to be earned at the end of a specified restricted period, which is generally three years, beginning on the date of grant. RSUs granted in 2025 vest 33% each year. The following table provides the compensation expense and income tax benefit for RSUs:

	Three Months Ended
	March 31,
	2025	2024
Stock-based compensation within operations and maintenance expenses	$907	$846
Income tax benefit	$229	$211

The following table summarizes the RSU transactions for the three months ended March 31, 2025:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	210,249	$41.40
Granted	153,857	$35.54
Stock units vested	(53,481)	$44.92
Forfeited	(889)	$38.34
Nonvested stock units at end of period	309,736	$37.83

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2025 and 2024 was $35.54 and $36.60, respectively.

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

	Three Months Ended
	March 31,
	2025	2024
Stock-based compensation within operations and maintenance expenses	$269	$131
Income tax benefit	$68	$33

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model for the 2025 grant:

2025
Expected term (years)	5.54
Risk-free interest rate	4.22%
Expected volatility	28.50%
Dividend yield	3.69%
Grant date fair value per option	$7.95

The following table summarizes stock option transactions for the three months ended March 31, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	906,902	$36.87
Granted	197,684	$35.33
Exercised	(9,703)	$35.28
Outstanding at end of period	1,094,883	$36.61	5.7	$3,978

Exercisable at end of period	803,110	$36.76	4.4	$2,877

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Nonvested shares of restricted stock were 1,268 as of March 31, 2025 and December 31, 2024. There were no restricted stock awards granted and vested during the three months ended March 31, 2025. The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Three Months Ended
	March 31,
	2025	2024
Stock-based compensation within operations and maintenance expenses	$12	$12
Income tax benefit	$3	$3

Stock Awards – Stock awards represent the issuance of the Company’s common stock, without restriction. The issuance of stock awards results in compensation expense that is equal to the fair market value of the stock on the grant date and is expensed immediately upon grant. There were no stock awards granted and vested during the three months ended March 31, 2025.

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

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2025	2024
Service cost	$304	$357
Interest cost	3,991	3,908
Expected return on plan assets	(4,266)	(4,696)
Amortization of prior service cost	78	81
Amortization of actuarial loss	833	751
Net periodic benefit cost (credit)	$940	$401

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2025	2024
Service cost	$372	$363
Interest cost	1,132	1,112
Expected return on plan assets	(1,071)	(1,105)
Amortization of actuarial gain	(401)	(267)
Net periodic benefit cost	$32	$103

The net periodic benefit cost is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the Company’s employees, mortality, turnover, and medical costs. The Company presents the components of net periodic benefit cost other than service cost in the condensed consolidated statements of operations and comprehensive income on the line item “Other”.

The Company did not make cash contributions to its Pension Plan during the first quarter of 2025 and intends to make cash contributions of $3,945 later in the year.

Note 11 – Rate Activity

General Rate Cases

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

During the first three months of 2025, two of the Company’s water utility operating divisions in Ohio and its water and wastewater utility operating divisions in North Carolina also implemented approved base rate increases designed to increase total operating revenues on an annual basis by $5,820. Further, during the first three months of 2025, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $10,808 in its water and wastewater utility operating divisions in Pennsylvania and Ohio, and by $466 in its natural gas operating division in Kentucky.

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

On September 12, 2024, the PAPUC issued an order approving the settlement agreement to the general rate case filed by the Company’s regulated natural gas operating subsidiary, Peoples Natural Gas, that allowed base rate increases designed to increase total annual operating revenues by $93,000 or 11.1%.  At the time the rate order was received, the rates in effect included various surcharges and credits, such as the DSIC and Tax Cuts and Jobs Act (“TCJA”) amortization credits totaling approximately $21,000 on an annual basis. The order also provided an annualized change in gathering and other operating revenues of approximately $3,000. Consequently, the aggregate annual base rates increased approximately $111,000 as the DSIC was reset to zero, and the TCJA amortization credit, other surcharges and other operating revenues were adjusted.  New rates went into effect on September 27, 2024.  The order also approved the implementation of a weather normalization adjustment mechanism (WNA), which is applied to customer bills during the heating season of October through May each year.  The weather normalization adjustment mechanism is designed to stabilize our residential and commercial customers’ distribution charges by adjusting billings based on temperature variances from average weather, which effectively decreases rates when the weather is colder than average, and increases rates when the weather is warmer than average.  The Company expects the weather normalization adjustment mechanism to result in reduced earnings volatility during the heating season.  On October 11, 2024, the Pennsylvania Office of Consumer Advocate appealed this rate case to the Commonwealth Court.  On February 12, 2025, the Pennsylvania Office of Consumer Advocate discontinued its appeal on all but one non-revenue matter which can potentially be resolved through settlement.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On September 12, 2024, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, received an order from the State Corporation Commission approving an increase in revenues by $5,490 or 23.8% on an annual basis. The Company implemented interim rates in February 2024 and refunded to customers the difference between interim and final approved rates in December 2024.

Pending Base Rate Cases

On April 30, 2025, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission designed to increase rates by $32,847 in the first year of new rates being implemented, then an additional $5,915 and $6,000 in the second and third years, respectively.

On November 25, 2024, the Company’s natural gas operating division in Kentucky filed an application with the Kentucky Public Service Commission for a rate case designed to increase rates by $10,910 or 19.0% on an annual basis. The Company anticipates a final order to be issued by June 2025.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2025	2024
Property	$9,070	$8,877
Gross receipts, excise and franchise	2,886	4,155
Payroll	6,961	7,658
Regulatory assessments	2,035	1,900
Pumping fees	1,340	1,496
Other	587	938
Total taxes other than income	$22,879	$25,024

Note 13 – Segment Information

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

The Company has eleven operating segments and two reportable segments. The Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

companies, which are organized by the states where the Company provides water and wastewater services. The eight water and wastewater utility operating segments are aggregated into one reportable segment, because each of these operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing the Company’s natural gas utility companies, which provide natural gas distribution to retail, commercial, and industrial customers.

In addition to the Company’s two reportable segments, the Company includes two operating segments within the Other category below. These segments are not quantitatively significant and are comprised of its non-regulated natural gas operations and Aqua Resources. In addition to these segments, Other is comprised of business activities not included in the reportable segments, corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

The following table presents information about the Company’s reportable segments and reconciliations to consolidated amounts. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and, as a result, such information is not presented.

	Three Months Ended					Three Months Ended
	March 31, 2025					March 31, 2024
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$300,848	$469,451	$770,299	$13,327	$783,626	$279,894	$323,333	$603,227	$8,842	$612,069
Intersegment revenues	-	1,346	1,346	(1,346)	-	-	998	998	(998)	-
Total operating revenues	$300,848	$470,797	$771,645	$11,981	$783,626	$279,894	$324,331	$604,225	$7,844	$612,069
Operations and maintenance expense	$89,418	$55,675	$145,093	$(7,269)	$137,824	$90,683	$45,917	$136,600	$300	$136,900
Purchased gas	$-	$176,959	$176,959	$7,682	$184,641	$-	$125,542	$125,542	$4,133	$129,675
Depreciation and amortization	$60,629	$38,339	$98,968	$409	$99,377	$57,194	$32,411	$89,605	$199	$89,804
Taxes other than income taxes	$15,592	$5,754	$21,346	$1,533	$22,879	$16,324	$7,220	$23,544	$1,480	$25,024
Interest expense, net	$36,563	$26,140	$62,703	$19,133	$81,836	$34,790	$25,356	$60,146	$12,138	$72,284
Allowance for funds used during construction	$(4,732)	$(1,100)	$(5,832)	$-	$(5,832)	$(3,688)	$(993)	$(4,681)	$-	$(4,681)
Gain on sale of other assets (a)	$(237)	$-	$(237)	$-	$(237)	$(44)	$(91,581)	$(91,625)	$-	$(91,625)
Other segment items (b)	$264	$(127)	$137	$(193)	$(56)	$(80)	$(331)	$(411)	$(31)	$(442)
Provision for income taxes (benefit)	$(4,571)	$(20,348)	$(24,919)	$4,324	$(20,595)	$20,810	$(29,150)	$(8,340)	$(2,302)	$(10,642)
Net income (loss)	$107,922	$189,505	$297,427	$(13,638)	$283,789	$63,905	$209,940	$273,845	$(8,073)	$265,772
Capital expenditures	$155,688	$114,851	$270,539	$-	$270,539	$152,231	$100,767	$252,998	$-	$252,998

(a) Refer to Note 4 – Dispositions for additional information.

(b) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2025, the aggregate amount of $24,060 is accrued for loss contingencies and is reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of March 31, 2025, estimates that approximately $769 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s condensed consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a settlement that was reached with the state and local regulators and approved by the Illinois court with jurisdiction over this matter in July 2024. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint seeks class action certification, attorney’s fees, and “damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water. In December, 2024, the State court in Will County, Illinois dismissed the case against the Company, and plaintiffs have filed an appeal of that decision. In addition, plaintiffs commenced similar actions in federal court and in front of two state agencies. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company is vigorously defending against this claim. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Further, the Company submitted a claim for the expenses incurred to its insurance carrier for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims, and recently prevailed in the Third Circuit Court of Appeals which held that the insurance carrier possessed a duty to defend. In February 2025, the Company received $5,602 in related insurance proceeds for a portion of expenses incurred by the Company. The Company continues to assess the potential loss contingency on this matter.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The Company submitted the phase one public water system claims requirements pursuant to the Dupont and 3M settlement agreements in 2024, and will submit other requirements within the time period provided by the MDL court. The amount of recovery, if any, by the Company is uncertain.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $7,232 at March 31, 2025 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

The Company’s effective tax rate was a benefit of 7.8% and 4.2% for the three months ended March 31, 2025 and 2024, respectively.  The increase in the income tax benefit in the first quarter of 2025 is primarily attributed to the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, while the remaining portion is refunded to customers through base rates over a two-year period. These increases are offset by the decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on its rate order received in September 2024.

In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the three months ended March 31, 2025 and 2024. For states with a corporate net income tax, the state corporate net income tax rates range from 2.25% to 9.50% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to flow-through tax, the amortization of deferred benefit from repair method changes, state income taxes and other permanent book-to-tax differences.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 16 – Recent Accounting Pronouncements and Disclosure Rules

Pronouncements to be adopted upon the effective date:

In November 2024, the FASB issued ASU 2024-03, “Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses”. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard update on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company plans to adopt the standard in its annual report on Form 10-K for the year ending December 31, 2025. The Company does not expect this ASU to have a significant impact to its current disclosures.

Pronouncements adopted during the period:

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improving Reportable Segment Disclosures (Topic 280)”.  The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and a description of other segment items by reportable segment. The ASU also requires certain annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the updated provisions in its annual report on Form 10-K for the year ended December 31, 2024, and in this March 31, 2025 quarterly report on Form 10-Q.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, including those resulting from changes in government fiscal policies and regulations, the imposition of tariffs, the threat of cyber-attacks and data breaches, changes in capital requirements and funding, the success of growth initiatives, including pending acquisitions, changes to the capital markets, impact of public health threats, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such reports. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

In January 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects for $165,000, which resulted in a gain on sale of $91,236. The sale is consistent with the Company’s long-term strategy of focusing on its core business and will allow the Company to prioritize the growth of its utilities in states where it has scale. The Company used the proceeds from the sale to finance its capital expenditures and water and wastewater acquisitions, in place of external funding from equity and debt issuances.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes.

Recent Developments

Macroeconomic Factors

Our business is subject to various economic factors that affect our customers and our industry. The recent changes in government fiscal policies and regulations introduced by the new administration have resulted in heightened uncertainty for businesses and consumers, as well as volatility in financial markets. We will continue to evaluate the evolving macroeconomic environment, including those impacts resulting from the recent imposition, or proposed imposition, of tariffs and potential changes to environmental regulations, and to take action to mitigate the impact on our business, consolidated results of operations, and financial condition. Timely and adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Regulatory Developments

During the first three months of 2025, we implemented, or received approval to implement, base rate increases that result in a $78,820 increase in annual revenues as summarized below.

State	Segment	Effective Date	Annualized Revenue Increase
Pennsylvania	Water	2/22/2025	$58,400
	Wastewater	2/22/2025	14,600
North Carolina*	Water	1/1/2025	2,820
	Wastewater	1/1/2025	1,310
Ohio	Water	1/1/2025	1,690
Total Base Rate Case Authorizations in 2025			$78,820

* Base rate case - step increase for Year 3

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

As of March 31, 2025, we have a pending base rate case with the Kentucky Public Service Commission designed to increase rates by $10,910 or 19.0% on an annual basis. The Company anticipates a final order to be issued by June 2025. On April 30, 2025, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission designed to increase rates by $29,857 in the first year of new rates being implemented, then an additional $5,956 and $6,025 in the second and third years, respectively.

Growth Through Acquisitions and Capital Investment

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000. As of March 31, 2025, the Company has six signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 211,000 equivalent retail customers or equivalent dwelling units and total approximately $340,000 in purchase price in three of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,000. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. In April 2025, the Company closed on its acquisition of the Village of Midvale’s water system in Ohio, which serves approximately 1,000 customers for $2,950. Refer to Note 3 – Water and Wastewater Acquisitions for further discussion.

For the three months ended March 31, 2025, we invested $270,539 to improve our regulated water and natural gas infrastructure system and to enhance customer service. From 2025 through 2029, the Company plans to invest approximately $7,800,000 to improve water and natural gas systems and better serve customers through improved information technology. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

Liquidity and Capital Resources

Our regulated water and gas business is capital intensive and requires a significant level of capital spending. The liquidity required to fund our working capital, capital expenditures and other cash needs is provided from a combination of internally generated cash flows and external debt and equity financing. The Company’s condensed consolidated balance sheet historically has had a negative working capital position whereby our current liabilities routinely exceed our current assets. Management believes that internally generated funds along with existing credit facilities, and the proceeds from the issuance of commercial paper notes, long-term debt and equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

Net cash flows from operating activities were $299,517 for the first three months of 2025, compared to $240,713 for the first three months of 2024. Operating cash flow increased by $58,804 primarily due to an increase in operating income in 2025 resulting from additional revenues from regulatory recoveries, and an increase in gas volumes delivered due to colder weather conditions during the first quarter of 2025 as compared to 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

During the first three months of 2025, we incurred $270,539 of capital expenditures, obtained $706,906 of proceeds from borrowings and made $550,000 of repayments to our long-term revolving credit facility, obtained proceeds of $1,244 and repaid $1,150 of long-term subsidiary debt, and made short-term debt net repayments of $97,252. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. Net cash flows used in financing activities decreased by $123,633 during the first three months of 2025 as compared to 2024. The decrease is primarily due to higher financing activity cash inflow resulting from the issuance of common stock from the Company’s at-the-market equity sales program (“ATM”) and increase in borrowings from the Company’s revolving credit facility as compared to the prior period.

On August 13, 2024, the Company established an ATM, under which we may issue and sell shares of our common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended March 31, 2025, we issued 1,627,009 shares of common stock for net proceeds of approximately $63,000 under the 2024 ATM. As of March 31, 2025, the 2024 ATM had approximately $900,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness. In April 2025, the Company issued 3,664,762 common shares under the 2024 ATM for a total net proceeds of approximately $145,500.

At March 31, 2025, we had $20,784 of cash and cash equivalents compared to $9,156 at December 31, 2024. During the first three months of 2025, we used the proceeds from long-term debt and the proceeds from issuance of common stock, as well as internally generated funds, for capital expenditures, repayment of existing indebtedness, payment of dividends, and general corporate purposes.

At March 31, 2025 our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $417,368 available for borrowing. Additionally, at March 31, 2025, we had short-term lines of credit of $400,000, primarily used for working capital, of which $310,711 was available for borrowing. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

On March 19, 2025, the Company established a commercial paper program (the “CP Program”) that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program will rank equally with the Company’s present and future unsecured indebtedness.  The Company intends to use the net proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of March 31, 2025, no CP Notes were issued and were outstanding under the CP Program.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

As of March 31, 2025, our credit ratings remained at investment grade levels. On March 19, 2024, S&P lowered its credit rating for the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies from A to A-, citing weakening financial measures as a result of inflationary pressures and our significant capital spending; and revised its outlook from negative to stable for the companies. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On October 3, 2024, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and changed its outlook from stable to negative; and, changed Peoples Natural Gas Companies’ senior secured notes rating from Baa1 to Baa2 and maintained a negative outlook. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)	% change
Operating revenues	$783,626	$612,069	$171,557	28.0%
Operations and maintenance expense	$137,824	$136,900	$924	0.7%
Purchased gas	$184,641	$129,675	$54,966	42.4%
Net income	$283,789	$265,772	$18,017	6.8%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	17.6%	22.4%
Purchased gas	23.6%	21.2%
Depreciation and amortization	12.7%	14.7%
Taxes other than income taxes	2.9%	4.1%
Interest expense, net of interest income	10.4%	11.8%
Net income	36.2%	43.4%

Effective tax rate	-7.8%	-4.2%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Consolidated operating revenues increased by $171,557 or 28.0% as compared to the same period in 2024. Revenues from our Regulated Water, Regulated Natural Gas, and Other segments increased by $20,954, $146,466, and $4,137, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $924 or 0.7%, primarily due to:

•an increase in customer assistance surcharge costs of $8,464 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•an increase in employee-related costs of $4,882, primarily resulting from annual merit increases, increases in overtime pay due to outages from extreme cold weather conditions during the first quarter of 2025, increases in employee medical costs, and higher performance-based compensation expense compared to prior period;

•an increase in production costs for water and wastewater operations of $2,684; and

•an increase in legal expense of $2,138 in our Regulated Natural Gas segment; offset by

•an insurance recovery of $5,602 for a portion of expenses incurred by the Company associated with remediating an advisory for some of our Illinois water utility customers;

•a decrease in bad debt expense of $7,399, of which $5,889 relates to a favorable regulatory asset adjustment in our Regulated Water segment;

•a decrease in materials and supplies in our Regulated Natural Gas segment of $2,030; and

•a decrease in outside services and other expenses in our Regulated Natural Gas segment due to higher capitalization in the current period compared to the prior period.

Purchased gas increased by $54,966 or 42.4%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $27,025 and higher gas usage of $28,327 during the first quarter of 2025, offset by a decrease of $386 from the sale of our interest in three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $9,573 or 10.7% principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new water and wastewater utility systems, and the implementation of new depreciation rates in our Regulated Natural Gas segment.

Taxes other than income taxes decreased by $2,145 or 8.6% during the three months ended March 31, 2025 as compared to the prior period largely due to a decrease in our Illinois subsidiary’s invested capital tax and lower sales and use tax and property taxes in our Regulated Natural Gas segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense, net of interest income, increased by $9,552 or 13.2%. Interest expense, net of interest income, increased by $1,773 in our Regulated Water segment and by $784 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $6,995 primarily due to increased borrowings from the Company’s revolving credit facility during the first quarter of 2025 as compared to the prior period.

Allowance for funds used during construction (“AFUDC”) increased by $1,151 or by 24.6% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, in our Regulated Water segment.

For the three months ended March 31, 2025 and 2024, gain on sale of other assets totaled $237 and $91,625, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236 in its Regulated Natural Gas segment.

Our effective income tax rate was a benefit of 7.8% and 4.2% in the first quarter of 2025 and 2024, respectively. The increase in the income tax benefit is primarily attributed to the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, while the remaining portion is refunded to customers through base rates over a two-year period. This is offset by decreases in both the state tax benefit and the amortization of the tax repair surcredit in the Regulated Natural Gas segment based on its rate order received in September 2024.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)	% change
Operating revenues	$300,848	$279,894	$20,954	7.5%
Operations and maintenance expense	$89,418	$90,683	$(1,265)	-1.4%
Segment net income	$107,922	$63,905	$44,017	68.9%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	29.7%	32.4%
Depreciation and amortization	20.2%	20.4%
Taxes other than income taxes	5.2%	5.8%
Interest expense, net of interest income	12.2%	12.4%
Segment net income	35.9%	22.8%

Effective tax rate	-4.4%	24.6%

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Revenues from our Regulated Water segment increased by $20,954 or 7.5% for the first quarter of 2025 as compared to the same period in 2024, mainly due to the following:

•an increase in water and wastewater rates, including infrastructure rehabilitation surcharges, of $22,336;

•additional water and wastewater revenues of $1,498 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in volume consumption of $2,994.

Operations and maintenance expense decreased by $1,265 or 1.4% primarily due to the following:

•a decrease in bad debt expense of $6,366, of which $5,889 relates to a favorable regulatory asset adjustment; offset by

•an increase in production costs for water and wastewater operations of $2,684; and

•an increase in employee related costs of $887.

Depreciation and amortization increased by $3,435 or 6.0% primarily due to continued capital investment to expand and improve our utility facilities and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $1,773 or 5.1% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $1,044 or by 28.3% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was a benefit of 4.4% in the first quarter of 2025, compared to an expense of 24.6% in the first quarter of 2024. The decrease in the effective tax rate is attributed to the release of $22,575 of income tax reserve regulatory liability based on the rate order received by Aqua Pennsylvania in February 2025, while the remaining portion is refunded to customers through base rates over a two-year period.

Regulated Natural Gas Segment

Our Regulated Natural Gas segment recognizes revenues by selling gas directly to customers at approved rates or by transporting gas through our pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers. Natural gas sales to residential, commercial and industrial customers are seasonal, which results in higher demand for natural gas for heating purposes during the colder months. A weather normalization adjustment (“WNA”) mechanism is in place for our natural gas customers served in Kentucky, and, beginning in October 2024, for our natural gas customers in Pennsylvania. The WNA mechanism serves to minimize the effects of weather on the Company’s ability to collect revenues to cover operating expenses for its residential and small and medium commercial natural gas customers. The WNA mechanism adjust revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues.

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)	% change
Operating revenues	$470,797	$324,331	$146,466	45.2%
Operations and maintenance expense	$55,675	$45,917	$9,758	21.3%
Purchased gas	$176,959	$125,542	$51,417	41.0%
Segment net income	$189,505	$209,940	$(20,435)	-9.7%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	11.8%	14.2%
Purchased gas	37.6%	38.7%
Depreciation and amortization	8.1%	10.0%
Taxes other than income taxes	1.2%	2.2%
Segment net income	40.3%	64.7%

Effective tax rate	-12.0%	-16.1%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended March 31, 2025 compared with three months ended March 31, 2024

Operating revenues from the Regulated Natural Gas segment increased by $146,466 or by 45.2% due to:

•an increase in purchased gas costs of $51,417; refer to purchased gas costs discussion below for further information;

•an increase of $44,679 due to higher rates and other surcharges;

•impact of higher volumes delivered of $29,521 due to colder weather conditions during the first quarter of 2025 as compared to 2024;

•an increase of $11,005 due to lower tax repair surcredit; and

•an increase in customer assistance surcharge of $8,464, which has an equivalent offsetting amount in operations and maintenance expense; offset by

•a weather normalization adjustment of $1,989 in Peoples Pennsylvania, which had the effect of decreasing revenues for the quarter ended March 31, 2025.

Operations and maintenance expense for the three months ended March 31, 2025 increased by $9,758 or 21.3% primarily due to the following:

•an increase in customer assistance surcharge costs of $8,464, which has an equivalent offsetting amount in revenues;

•an increase in labor and employee benefits of $2,702;

•an increase in legal expenses of $2,138; offset by

•a decrease in materials and supplies of $2,030;

•a decrease in bad debt expense of $1,006; and

•a decrease in outside services and other expenses due to higher capitalization as a result of greater capital expenditures in the current period compared to the prior period.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $51,417 or 41.0% due to an increase in the average cost of gas of $26,868 and higher gas usage of $24,935 due to colder weather conditions during the first quarter of 2025, offset by a decrease of $386 from the sale of our interest in three non-utility local microgrid and distributed energy projects in January 2024. During the quarter ended March 31, 2025, we experienced 2,730 actual heating degree days (HDDs), which was colder by 20% than prior year’s 2,280 HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.

Depreciation and amortization increased by $5,928 or 18.3% primarily due to continued capital investment, and the implementation of new depreciation rates following a recently completed rate case.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Taxes other than income taxes decreased by $1,466 or 20.3% largely due to lower sales and use tax and property taxes during the period.

Gain on sale of assets was $0 and $91,581 for the three-month period ended March 31, 2025 and 2024, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 12.0% and 16.1% in the first quarter of 2025 and 2024, respectively. The decrease in the income tax benefit is primarily attributed to decreases in both the state tax benefit and the amortization of the tax repair surcredit based on the rate order received in September 2024.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 16, Recent Accounting Pronouncements, to the condensed consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 27, 2025, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 14 to the Company’s condensed consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

Security Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except for as follows:

Name & Title	Character of Trading Arrangement	Date of Adoption/ Termination	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan
Christopher Luning, Executive Vice President & General Counsel	Rule 10b5-1(c) Trading Arrangement	Adopted - March 14, 2025	Up to 24,224 shares to be sold	6/13/2025 - 12/15/2025

Item 6 – Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

May 12, 2025

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer