Form 10-Q
period 2025-06-30
Essential Utilities, Inc.
filed 2025-08-04
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2025: 280,468,669

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2025	2024
Property, plant and equipment, at cost	$16,857,483	$16,275,377
Less: accumulated depreciation	3,278,033	3,131,901
Net property, plant and equipment	13,579,450	13,143,476

Current assets:
Cash and cash equivalents	25,071	9,156
Accounts receivable, net	198,500	166,522
Unbilled revenues	82,300	142,310
Inventory - materials and supplies	51,116	48,619
Inventory - gas stored	39,376	45,311
Prepayments and other current assets	29,430	41,139
Regulatory assets	13,585	32,854
Total current assets	439,378	485,911

Regulatory assets	2,058,316	1,907,786
Deferred charges and other assets, net	103,381	112,712
Funds restricted for construction activity	1,433	1,420
Goodwill	2,340,709	2,340,713
Operating lease right-of-use assets	28,506	31,263
Intangible assets	3,112	3,273
Total assets	$18,554,285	$18,026,554

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Liabilities and Equity	2025	2024
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 283,901,142 and 278,209,660 as of June 30, 2025 and December 31, 2024	$141,951	$139,105
Capital in excess of par value	4,420,240	4,199,836
Retained earnings	2,249,401	1,949,492
Treasury stock, at cost, 3,434,542 and 3,386,069 shares as of June 30, 2025 and December 31, 2024	(91,390)	(89,624)
Total stockholders' equity	6,720,202	6,198,809

Long-term debt, excluding current portion	7,669,795	7,416,289
Less: debt issuance costs and unamortized discount on debt	46,801	47,908
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt	7,622,994	7,368,381
Commitments and contingencies (See Note 14)

Current liabilities:
Current portion of long-term debt	132,138	142,807
Loans payable	18,040	186,542
Accounts payable	198,132	258,615
Book overdraft	5,453	47,714
Accrued interest	72,158	72,281
Accrued taxes	24,483	38,219
Regulatory liabilities	1,709	1,770
Dividends payable	-	89,441
Other accrued liabilities	146,650	137,279
Total current liabilities	598,763	974,668

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	2,002,082	1,831,868
Customers' advances for construction	113,268	113,323
Regulatory liabilities	721,488	764,745
Operating lease liabilities	24,482	27,447
Pension and other postretirement benefit liabilities	36,699	33,680
Other	23,540	24,788
Total deferred credits and other liabilities	2,921,559	2,795,851

Contributions in aid of construction	690,767	688,845
Total liabilities and equity	$18,554,285	$18,026,554

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2025	2024
Operating revenues	$514,907	$434,406

Operating expenses:
Operations and maintenance	148,510	142,512
Purchased gas	56,735	33,728
Depreciation	99,542	89,578
Amortization	3,977	1,068
Taxes other than income taxes	20,872	22,233
Total operating expenses	329,636	289,119

Operating income	185,271	145,287

Other expense (income):
Interest expense	79,809	73,045
Interest income	(301)	(276)
Allowance for funds used during construction	(7,027)	(5,229)
Gain on sale of other assets	(256)	(203)
Other, net	647	701
Income before income taxes	112,399	77,249
Income tax expense	4,572	1,864
Net income	$107,827	$75,385

Comprehensive income	$107,827	$75,385

Net income per common share:
Basic	$0.38	$0.28
Diluted	$0.38	$0.28

Average common shares outstanding during the period:
Basic	280,275	273,567
Diluted	280,725	273,953

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
Operating revenues	$1,298,533	$1,046,475

Operating expenses:
Operations and maintenance	286,334	279,412
Purchased gas	241,376	163,403
Depreciation	196,306	178,294
Amortization	6,590	2,156
Taxes other than income taxes	43,751	47,257
Total operating expenses	774,357	670,522

Operating income	524,176	375,953

Other expense (income):
Interest expense	161,874	146,318
Interest income	(530)	(1,265)
Allowance for funds used during construction	(12,859)	(9,910)
Gain on sale of other assets	(493)	(91,828)
Other, net	591	259
Income before income taxes	375,593	332,379
Income tax benefit	(16,023)	(8,778)
Net income	$391,616	$341,157

Comprehensive income	$391,616	$341,157

Net income per common share:
Basic	$1.41	$1.25
Diluted	$1.41	$1.25

Average common shares outstanding during the period:
Basic	277,748	273,472
Diluted	278,335	273,869

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2025	2024
Stockholders' equity:
Common stock, $0.50 par value		$141,951	$139,105
Capital in excess of par value		4,420,240	4,199,836
Retained earnings		2,249,401	1,949,492
Treasury stock, at cost		(91,390)	(89,624)
Total stockholders' equity		6,720,202	6,198,809

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2028 to 2053	2,679	2,637
1.00% to 1.99%	2030 to 2046	20,667	11,732
2.00% to 2.99%	2025 to 2058	205,559	206,297
3.00% to 3.99%	2026 to 2056	1,255,225	1,258,003
4.00% to 4.99%	2025 to 2059	1,237,573	1,239,032
5.00% to 5.99%	2028 to 2061	412,260	312,260
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	12,770	27,888
8.00% to 8.99%	2025	-	447
9.00% to 9.99%	2026	11,800	11,800
		3,189,533	3,101,096

Notes payable to bank under revolving credit agreement, variable rate, due 2027		-	413,000

Unsecured notes payable:
Commercial paper program (See Note 6)		567,400	-
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		7,801,933	7,559,096

Current portion of long-term debt		132,138	142,807
Long-term debt, excluding current portion		7,669,795	7,416,289
Less: debt issuance costs and unamortized discount on debt		46,801	47,908
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt		7,622,994	7,368,381

Total capitalization		$14,343,196	$13,567,190

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2024	$139,105	$4,199,836	$1,949,492	$(89,624)	$6,198,809
Net income	-	-	283,789	-	283,789
Dividends of March 1, 2025 ($0.3255 per share)	-	-	(22)	-	(22)
Dividends of June 2, 2025 declared ($0.3255 per share)	-	-	(90,054)	-	(90,054)
Issuance of common stock under dividend reinvestment plan (104,369 shares)	52	3,760	-	-	3,812
Issuance of common stock from at-the-market sale agreements (1,627,009 shares)	813	62,267	-	-	63,080
Repurchase of stock (61,455 shares)	-	-	-	(2,234)	(2,234)
Equity compensation plan (155,823 shares)	78	(78)	-	-	-
Exercise of stock options (9,703 shares)	5	337	-	-	342
Stock-based compensation	-	2,592	(185)	-	2,407
Other	-	(88)	-	250	162
Balance at March 31, 2025	$140,053	$4,268,626	$2,143,020	$(91,608)	$6,460,091
Net income	-	-	107,827	-	107,827
Dividends of June 2, 2025 ($0.3255 per share)	-	-	(1,197)	-	(1,197)
Issuance of common stock under dividend reinvestment plan (105,842 shares)	53	3,704	-	-	3,757
Issuance of common stock from at-the-market sale agreements (3,664,762 shares)	1,833	143,663	-	-	145,496
Repurchase of stock (75 shares)	-	-	-	(3)	(3)
Equity compensation plan (21,857 shares)	11	(11)	-	-	-
Exercise of stock options (2,117 shares)	1	74	-	-	75
Stock-based compensation	-	4,292	(249)	-	4,043
Other	-	(108)	-	221	113
Balance at June 30, 2025	$141,951	$4,420,240	$2,249,401	$(91,390)	$6,720,202

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$391,616	$341,157
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	202,896	180,450
Deferred income taxes	(16,704)	(12,404)
Provision for doubtful accounts	8,620	13,843
Stock-based compensation	6,909	3,825
Gain on sale of utility systems and other assets	(493)	(91,828)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	35,915	21,222
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(44,062)	(24,245)
Other, net	(12,863)	(5,594)
Net cash flows from operating activities	571,834	426,426
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $4,145 and $3,482	(612,629)	(548,868)
Acquisitions of utility systems, net	(20,536)	(67)
Net proceeds from the sale of utility systems and other assets	537	166,982
Other, net	(201)	(158)
Net cash flows used in investing activities	(632,829)	(382,111)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	10,154	7,361
Repayments of customers' advances	(2,192)	(3,009)
Net repayments of short-term debt	(168,502)	(66,857)
Net proceeds from commercial paper program	567,400	-
Proceeds from other long-term debt	985,725	789,946
Repayments of other long-term debt	(1,307,301)	(597,972)
Change in cash overdraft position	(42,261)	2,143
Proceeds from issuance of common stock under dividend reinvestment plan	7,569	7,672
Proceeds from issuance of common stock from at-the-market sale agreement	208,576	-
Proceeds from exercised stock options	417	423
Repurchase of common stock	(2,237)	(2,232)
Dividends paid on common stock	(180,713)	(167,930)
Other, net	275	347
Net cash flows from (used in) financing activities	76,910	(30,108)
Net change in cash and cash equivalents	15,915	14,207
Cash and cash equivalents at beginning of period	9,156	4,612
Cash and cash equivalents at end of period	$25,071	$18,819

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$123,154	$131,189
Non-cash utility property contributions	9,122	18,791

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive income and of equity for the three and six months ended June 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2025				June 30, 2024
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$185,221	$41,450	$102,932	$-	$165,412	$36,053	$70,597	$-
Commercial	52,033	10,523	20,186	-	45,796	8,808	14,408	-
Fire protection	11,875	-	-	-	10,742	-	-	-
Industrial	10,187	649	512	-	8,638	564	357	-
Gas transportation & storage	-	-	41,561	-	-	-	35,391	-
Other water	14,296	-	-	-	19,893	-	-	-
Other wastewater	-	3,110	-	-	-	2,762	-	-
Other utility	-	-	7,417	2,684	-	-	7,450	2,901
Revenues from contracts with customers	273,612	55,732	172,608	2,684	250,481	48,187	128,203	2,901
Alternative revenue program	24	230	4,713	-	1,024	(114)	(15)	-
Other and eliminations	-	-	-	5,304	-	-	-	3,739
Consolidated	$273,636	$55,962	$177,321	$7,988	$251,505	$48,073	$128,188	$6,640

	Six Months Ended				Six Months Ended
	June 30, 2025				June 30, 2024
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$349,098	$79,811	$405,005	$-	$317,243	$71,647	$277,523	$-
Commercial	97,510	19,704	81,537	-	87,533	17,790	56,579	-
Fire protection	23,029	-	-	-	21,123	-	-	-
Industrial	19,238	1,250	1,786	-	16,780	1,106	1,247	-
Gas transportation & storage	-	-	138,084	-	-	-	105,882	-
Other water	31,964	-	-	-	35,500	-	-	-
Other wastewater	-	6,270	-	-	-	6,386	-	-
Other utility	-	-	18,181	5,575	-	-	10,152	5,711
Revenues from contracts with customers	520,839	107,035	644,593	5,575	478,179	96,929	451,383	5,711
Alternative revenue program	(281)	(38)	3,525	-	1,680	(127)	1,136	-
Other and eliminations	-	-	-	17,285	-	-	-	11,584
Consolidated	$520,558	$106,997	$648,118	$22,860	$479,859	$96,802	$452,519	$17,295

Note 3 – Water and Wastewater Utility Acquisitions

Completed Acquisitions

In July 2025, the Company acquired the wastewater utility system of the City of Beaver Falls, Pennsylvania for $37,750.  The system serves approximately 3,200 customers in the City of Beaver Falls and also provides bulk transmission and treatment service for approximately 3,800 equivalent dwelling units in seven nearby municipalities.

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

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. On January 16, 2024, the Company, the OCA and the PUC filed Answers to East Whiteland Township’s Petition. On June 14,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

2024, the Pennsylvania Supreme Court granted the Petitions for Allowance of Appeal of the Pennsylvania Public Utility Commission, the Company, and East Whiteland Township. The Company, the Pennsylvania Public Utility Commission, East Whiteland Township, and several Amicus Curiae filed Initial Briefs on September 26, 2024. The OCA submitted its Brief on December 10, 2024 and the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township submitted Reply Briefs. Oral arguments before the Pennsylvania Supreme Court took place on May 14, 2025. The Company is currently awaiting a decision from the Pennsylvania Supreme Court. Management believes the final resolution of this matter will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Note 5 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2024	$58,425	$2,277,447	$4,841	$2,340,713
Reclassification to utility plant acquisition adjustment	(4)	-	-	(4)
Balance at June 30, 2025	$58,421	$2,277,447	$4,841	$2,340,709

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Capitalization

At-the-Market Offering

On August 13, 2024, the Company established a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended June 30, 2025, we issued 3,664,762 shares of common stock for net proceeds of approximately $145,500 under the 2024 ATM. During the six months ended June 30, 2025, we issued 5,291,771 shares of common stock for net proceeds of approximately $208,600 under the 2024 ATM. As of June 30, 2025, the 2024 ATM had approximately $753,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

Commercial Paper Program

On March 19, 2025, the Company established a commercial paper program (the “CP Program”) that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program rank equally with the Company’s present and future unsecured indebtedness.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.

As of June 30, 2025, outstanding borrowings under the Company’s commercial paper program were $566,543, net of unamortized discount on issuance of $857, with a weighted average interest rate of 4.69% and weighted average remaining term of 13 days.   Outstanding CP Notes are classified as long-term debt in the accompanying condensed consolidated balance sheets and condensed consolidated statements of capitalization since the Company has the intent and ability to refinance the CP Notes on a long-term basis using the Company’s revolving credit facility.  The carrying value of CP Notes approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (see Note 7).

Long-term and Short-Term Debt

The condensed consolidated statements of capitalization provide a summary of the Company’s long-term and short-term debt as of June 30, 2025 and December 31 2024.

On June 3, 2025, Aqua Pennsylvania and PNG Companies, LLC amended and restated their respective $100,000 and $300,000 revolving credit agreements extending the maturity date by another 364-day period. The funds borrowed under these agreements are classified as loans payable and are used to provide working capital.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On May 29, 2025, the Company’s subsidiary, Aqua Pennsylvania, issued $100,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $75,000 of 5.38% first mortgage bonds due in 2035, and $25,000 of 5.63% first mortgage bonds due in 2040. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. The Company was in compliance with its debt covenants under its loan and debt agreements as of June 30, 2025. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Note 7 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the six months ended June 30, 2025.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s loans payable was $18,040 and $186,542, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company's cash and cash equivalents was $25,071 and $9,156, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2025 and December 31, 2024, the carrying amount of these securities was $31,262 and $31,324, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net gain/(loss) recognized during the period on equity securities	$(29)	$197	$622	$618
Less: net gain recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain/(loss) recognized during the reporting period on equity securities still held at the reporting date	$(29)	$197	$622	$618

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The net gain/(loss) recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

The carrying amounts and estimated fair values of the Company’s long-term debt (which includes CP Notes) is as follows:

	June 30, 2025	December 31, 2024
Carrying amount	$7,801,933	$7,559,096
Estimated fair value	$6,802,766	$6,431,777

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average common shares outstanding during the period for basic computation	280,275	273,567	277,748	273,472
Effect of dilutive securities:
Employee stock-based compensation	450	386	587	397
Average common shares outstanding during the period for diluted computation	280,725	273,953	278,335	273,869

The number of outstanding employee stock options, in thousands, that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 441 for the three and six months ended June 30, 2025; and 265 for the three and six months ended June 30, 2024. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 9 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. At June 30, 2025, 694,331 shares were still available for issuance under the Plan.

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

The performance goals of the 2025 grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%

The following were the assumptions used in the pricing model for the 2025 grants:

2025
Expected term (years)	3
Risk-free interest rate	4.19%
Expected volatility	23.20%

The following table provides compensation expense for PSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$1,831	$1,082	$3,247	$1,188
Income tax benefit	$463	$271	$821	$297

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the six months ended June 30, 2025:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	563,656	$38.61
Granted	195,300	$34.25
Performance criteria adjustment	(58,379)	$36.22
Share units issued	(103,775)	$42.77
Forfeited	(5,494)	$38.00
Nonvested share units at end of period	591,308	$36.68

The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2025 and 2024 was $34.25 and $38.10, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$1,621	$724	$2,528	$1,570
Income tax benefit	$410	$182	$639	$393

The following table summarizes the RSU transactions for the six months ended June 30, 2025:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	210,249	$41.40
Granted	156,225	$35.54
Stock units vested	(54,145)	$44.84
Forfeited	(2,184)	$38.27
Nonvested stock units at end of period	310,145	$37.54

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2025 and 2024 was $35.54 and $36.61, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$840	$71	$1,109	$202
Income tax benefit	$211	$17	$279	$50

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model for the 2025 grant:

2025
Expected term (years)	5.54
Risk-free interest rate	4.22%
Expected volatility	28.50%
Dividend yield	3.69%
Grant date fair value per option	$7.95

The following table summarizes stock option transactions for the six months ended June 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	906,902	$36.87
Granted	197,684	$35.33
Exercised	(11,820)	$35.31
Outstanding at end of period	1,092,766	$36.61	5.5	$1,682

Exercisable at end of period	800,993	$36.76	4.1	$1,226

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period. Nonvested shares of restricted stock were 1,268 as of June 30, 2025 and December 31, 2024. There were no restricted stock awards granted and vested during the first half of 2025. The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$12	$12	$24	$24
Income tax benefit	$3	$3	$6	$6

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$-	$840	$-	$840
Income tax benefit	$-	$233	$-	$233

Note 10 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$304	$357	$608	$714
Interest cost	3,991	3,908	7,982	7,816
Expected return on plan assets	(4,266)	(4,696)	(8,532)	(9,392)
Amortization of prior service cost	78	81	156	162
Amortization of actuarial loss	833	751	1,666	1,502
Net periodic benefit cost	$940	$401	$1,880	$802

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$372	$363	$744	$726
Interest cost	1,132	1,112	2,264	2,224
Expected return on plan assets	(1,071)	(1,105)	(2,142)	(2,210)
Amortization of actuarial gain	(401)	(267)	(802)	(534)
Net periodic benefit cost	$32	$103	$64	$206

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

The Company did not make cash contributions to its Pension Plan during the first half of 2025 and intends to make cash contributions of $3,945 later in the year.

Note 11 – Rate Activity

Completed Rate Case Proceedings

On July 1, 2025, the Company’s natural gas operating subsidiary in Kentucky received an order from the Kentucky Public Service Commission approving the settlement agreement that allowed base rate increases designed to increase total annual operating revenue by $7,700 or 11.2%. New rates went into effect on July 1, 2025.

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

During the first six months of 2025, two of the Company’s water utility operating divisions in Ohio and its water and wastewater utility operating divisions in North Carolina also implemented approved base rate increases designed to increase total operating revenues on an annual basis by $5,820. Further, during the first six months of 2025, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $10,808 in its water and wastewater utility operating divisions in Pennsylvania and Ohio, by $2,468 in its water utility operating division in New Jersey, and by $542 in its natural gas operating division in Kentucky.

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

Pending Base Rate Cases

On July 30, 2025, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $7,927 annually.

On June 30, 2025, the Company’s regulated water and wastewater operating subsidiaries in Ohio, Aqua Ohio and Aqua Ohio Wastewater, filed applications with the Public Utilities Commission of Ohio designed to increase rates in total by $14,653.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On June 20, 2025, the Company’s regulated water and wastewater operating subsidiary in Texas, Aqua Texas, filed an application with the Public Utility Commission of Texas designed to increase rates by $29,149.

On April 30, 2025, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission designed to increase rates by $32,847 in the first year of new rates being implemented, then an additional $5,915 and $6,000 in the second and third years, respectively.

Note 12 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Property	$9,085	$8,535	$18,156	$17,411
Gross receipts, excise and franchise	4,600	4,297	7,486	8,600
Payroll	5,405	5,009	12,366	12,520
Regulatory assessments	2,017	1,925	4,052	3,825
Pumping fees	1,964	1,882	3,304	3,377
Other	(2,199)	585	(1,613)	1,524
Total taxes other than income	$20,872	$22,233	$43,751	$47,257

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

	Three Months Ended					Three Months Ended
	June 30, 2025					June 30, 2024
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$332,282	$176,761	$509,043	$5,864	$514,907	$302,479	$127,801	$430,280	$4,126	$434,406
Intersegment revenues	-	560	560	(560)	-	-	387	387	(387)	-
Total operating revenues	$332,282	$177,321	$509,603	$5,304	$514,907	$302,479	$128,188	$430,667	$3,739	$434,406
Operations and maintenance expense	$100,149	$49,786	$149,935	$(1,425)	$148,510	$95,575	$49,709	$145,284	$(2,772)	$142,512
Purchased gas	$-	$53,532	$53,532	$3,203	$56,735	$-	$32,680	$32,680	$1,048	$33,728
Depreciation and amortization	$64,731	$38,299	$103,030	$489	$103,519	$57,625	$32,632	$90,257	$389	$90,646
Taxes other than income taxes	$17,655	$2,491	$20,146	$726	$20,872	$16,425	$5,103	$21,528	$705	$22,233
Interest expense, net	$37,032	$25,833	$62,865	$16,643	$79,508	$34,450	$20,869	$55,319	$17,450	$72,769
Allowance for funds used during construction	$(5,622)	$(1,405)	$(7,027)	$-	$(7,027)	$(3,962)	$(1,267)	$(5,229)	$-	$(5,229)
Gain on sale of other assets	$(256)	$-	$(256)	$-	$(256)	$(197)	$-	$(197)	$(6)	$(203)
Other segment items (b)	$273	$(127)	$146	$501	$647	$379	$9	$388	$313	$701
Provision for income taxes (benefit)	$17,840	$(8,604)	$9,236	$(4,664)	$4,572	$14,505	$(9,830)	$4,675	$(2,811)	$1,864
Net income (loss)	$100,480	$17,516	$117,996	$(10,169)	$107,827	$87,679	$(1,717)	$85,962	$(10,577)	$75,385

	Six Months Ended					Six Months Ended
	June 30, 2025					June 30, 2024
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$633,130	$646,212	$1,279,342	$19,191	$1,298,533	$582,372	$451,133	$1,033,505	$12,970	$1,046,475
Intersegment revenues	-	1,906	1,906	(1,906)	-	-	1,386	1,386	(1,386)	-
Total operating revenues	$633,130	$648,118	$1,281,248	$17,285	$1,298,533	$582,372	$452,519	$1,034,891	$11,584	$1,046,475
Operations and maintenance expense	$189,567	$105,461	$295,028	$(8,694)	$286,334	$186,258	$95,626	$281,884	$(2,472)	$279,412
Purchased gas	$-	$230,491	$230,491	$10,885	$241,376	$-	$158,222	$158,222	$5,181	$163,403
Depreciation and amortization	$125,360	$76,638	$201,998	$898	$202,896	$114,819	$65,043	$179,862	$588	$180,450
Taxes other than income taxes	$33,247	$8,245	$41,492	$2,259	$43,751	$32,749	$12,323	$45,072	$2,185	$47,257
Interest expense, net	$73,595	$51,973	$125,568	$35,776	$161,344	$69,240	$46,225	$115,465	$29,588	$145,053
Allowance for funds used during construction	$(10,354)	$(2,505)	$(12,859)	$-	$(12,859)	$(7,650)	$(2,260)	$(9,910)	$-	$(9,910)
Gain on sale of other assets (a)	$(493)	$-	$(493)	$-	$(493)	$(241)	$(91,581)	$(91,822)	$(6)	$(91,828)
Other segment items (b)	$537	$(254)	$283	$308	$591	$299	$(322)	$(23)	$282	$259
Provision for income taxes (benefit)	$13,269	$(28,952)	$(15,683)	$(340)	$(16,023)	$35,315	$(38,980)	$(3,665)	$(5,113)	$(8,778)
Net income (loss)	$208,402	$207,021	$415,423	$(23,807)	$391,616	$151,583	$208,223	$359,806	$(18,649)	$341,157
Capital expenditures	$316,378	$296,251	$612,629	$-	$612,629	$302,085	$246,783	$548,868	$-	$548,868

(a) Refer to Note 4 – Dispositions for additional information.

(b) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 14 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2025, the aggregate amount of $22,630 is accrued for loss contingencies and is reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of June 30, 2025, estimates that approximately $769 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s condensed consolidated balance sheet as deferred charges and other assets, net.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The Company submitted the phase one public water system claims requirements, and will submit other requirements within the time period provided by the MDL court. The total amount of recovery by the Company is uncertain. In July 2025, the Company received $7,125, representing its initial share of the settlement reached with 3M, net of legal fees and settlement costs. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $4,545 at June 30, 2025 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 15 – Income Taxes

The Company’s effective tax rate was an expense of 4.1% and a benefit of 4.3% for the three and six months ended June 30, 2025, respectively.  The Company’s effective tax rate was an expense of 2.4% and a benefit of 2.6% for the three and six months ended June 30, 2024, respectively. The increase in income tax expense in the second quarter of 2025 is primarily attributed to the increase in earnings and decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024. The increase in the income tax benefit for the first half of 2025 is primarily attributed to the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, offset by the decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024.

In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the six months ended June 30, 2025 and 2024. For states with a corporate net income tax, the state corporate net income tax rates range from 2.25% to 9.50% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

flow-through tax, the amortization of deferred benefit from repair method changes, state income taxes, and other permanent book-to-tax differences.

On July 4, 2025, H.R.1 – One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. We do not anticipate the OBBBA to have a significant impact to our consolidated financial statements and will continue to evaluate the impact as additional guidance becomes available.

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

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 28 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas distribution services to customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

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

Regulatory Developments

During the first half of 2025, we implemented, or received approval to implement, base rate increases that result in a $86,520 increase in annual revenues as summarized below.

State	Segment	Effective Date	Annualized Revenue Increase
Kentucky	Natural Gas	7/1/2025	$7,700
Pennsylvania	Water	2/22/2025	58,400
	Wastewater	2/22/2025	14,600
North Carolina*	Water	1/1/2025	2,820
	Wastewater	1/1/2025	1,310
Ohio	Water	1/1/2025	1,690
Total Base Rate Case Authorizations in 2025			$86,520

* Base rate case - step increase for Year 3

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On July 30, 2025, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $7,927 annually.

On June 30, 2025, the Company’s regulated water and wastewater operating subsidiaries in Ohio, Aqua Ohio and Aqua Ohio Wastewater, filed applications with the Public Utilities Commission of Ohio designed to increase rates in total by $14,653.

On June 20, 2025, the Company’s regulated water and wastewater operating subsidiary in Texas, Aqua Texas, filed an application with the Public Utility Commission of Texas designed to increase rates by $29,149.

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

Growth Through Acquisitions and Capital Investment

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000. In April 2025, the Company closed on its acquisition of the Village of Midvale’s water system in Ohio, which serves approximately 1,000 customers for $2,950. As of June 30, 2025, the Company had five signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 210,000 equivalent retail customers or equivalent dwelling units and total approximately $338,000 in purchase price in two of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. In July 2025, the Company acquired the wastewater utility system of the City of Beaver Falls, Pennsylvania for $37,750.  The system serves approximately 3,200 customers in the City of Beaver Falls and also provides bulk transmission and treatment service for approximately 3,800 equivalent dwelling units in seven nearby municipalities. Refer to Note 3 – Water and Wastewater Acquisitions for further discussion.

During the six-month period ended June 30, 2025, we invested $612,629 to improve our regulated water and natural gas infrastructure system and to enhance customer service. From 2025 through 2029, the Company plans to invest approximately $7,800,000 to improve water and natural gas systems and better serve customers through improved information technology. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

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

Net cash flows from operating activities were $571,834 for the first half of 2025, compared to $426,426 for the first half of 2024. Operating cash flow increased by $145,408 primarily due to an increase in operating income in 2025 resulting from additional revenues from regulatory recoveries, and an increase in gas volumes delivered due to colder weather conditions during the first quarter of 2025 as compared to 2024.

During the first six months of 2025, we incurred $612,629 of capital expenditures, obtained $876,525 of proceeds from borrowings and made $1,290,000 of repayments to our long-term revolving credit facility, obtained net proceeds of $567,400 from our commercial paper program (the “CP Program”), obtained proceeds of $109,200 and repaid $17,301 of long-term subsidiary debt, and made short-term debt net repayments of $168,502. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. Cash inflows from financing activities were higher during the first six months of 2025 compared to 2024, primarily due to the issuance of common stock from the Company’s at-the-market equity sales program (“ATM”) and net increase in borrowings during the period.

On June 3, 2025, Aqua Pennsylvania and Peoples Natural Gas Companies amended and restated their respective $100,000 and $300,000 revolving credit agreements, extending the maturity date by another 364-day period. The funds borrowed under these revolving credit agreements are classified as loans payable and are used to provide working capital.

On May 29, 2025, the Company’s subsidiary, Aqua Pennsylvania, issued $100,000 in aggregate principal amount of first mortgage bonds. The bonds consisted of $75,000 of 5.38% first mortgage bonds due in 2035; and $25,000 of 5.63% first mortgage bonds due in 2040. The proceeds from these bonds were used to repay existing indebtedness and for general corporate purposes.

On March 19, 2025, the Company established the CP Program that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the CP Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program rank equally with the Company’s present and future unsecured indebtedness.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of June 30, 2025, outstanding borrowings under the Company’s CP Program were $566,543, net of unamortized discount on issuance of $857.

On August 13, 2024, the Company established an ATM, under which we may issue and sell shares of our common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended June 30, 2025, we issued 3,664,762 shares of common stock for net proceeds of approximately $145,500 under the 2024 ATM. During the six months ended June 30, 2025, we issued 5,291,771 shares of common stock for net proceeds of approximately $208,600 under the 2024 ATM. As of June 30, 2025, the 2024 ATM had approximately $753,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

At June 30, 2025, we had $25,071 of cash and cash equivalents compared to $9,156 at December 31, 2024. During the first six months of 2025, we used the proceeds from long-term debt, the proceeds from the issuance of commercial paper, and the proceeds from issuance of common stock, as well as internally generated funds, for capital expenditures, repayment of existing indebtedness, payment of dividends, and general corporate purposes.

At June 30, 2025, our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $420,033 available for borrowing (net of $567,400 of capacity designated for outstanding principal borrowings under our commercial paper program and $12,567 letter of credit usage). Additionally, at June 30, 2025, we had short-term lines of credit of $400,000, primarily used for working capital, of which $381,960 was available for borrowing. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As of June 30, 2025, our credit ratings remained at investment grade levels. On March 19, 2024, S&P lowered its credit rating for the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies from A to A-, citing weakening financial measures as a result of inflationary pressures and our significant capital spending; and revised its outlook from negative to stable for the companies. However, as can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On October 3, 2024, Moody’s Investors Service (“Moody’s”) affirmed the Company’s senior unsecured notes rating of Baa2 and changed its outlook from stable to negative; and, changed Peoples Natural Gas Companies’ senior secured notes rating from Baa1 to Baa2 and maintained a negative outlook. The Company’s ability to maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended June 30, 2025 and 2024 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$514,907	$434,406	$1,298,533	$1,046,475
Operations and maintenance expense	$148,510	$142,512	$286,334	$279,412
Purchased gas	$56,735	$33,728	$241,376	$163,403
Net income	$107,827	$75,385	$391,616	$341,157

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	28.8%	32.8%	22.1%	26.7%
Purchased gas	11.0%	7.8%	18.6%	15.6%
Depreciation and amortization	20.1%	20.9%	15.6%	17.2%
Taxes other than income taxes	4.1%	5.1%	3.4%	4.5%
Interest expense, net of interest income	15.4%	16.8%	12.4%	13.9%
Net income	20.9%	17.4%	30.2%	32.6%

Effective tax rate	4.1%	2.4%	-4.3%	-2.6%

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Consolidated operating revenues increased by $80,501 or 18.5% as compared to the same period in 2024. Revenues from our Regulated Water, Regulated Natural Gas, and Other segments increased by $29,803, $49,133, and $1,565, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $5,998 or 4.2%, primarily due to:

•an increase in employee-related costs of $6,129, primarily resulting from annual merit increases, increases in employee medical costs, and higher performance-based compensation expense compared to prior period;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in bad debt expense of $2,175;

•an increase in materials and supplies of $1,027;

•an increase in customer assistance surcharge costs of $786 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•an increase in production costs for water and wastewater operations of $376; and

•an increase in legal expense of $802; offset by

•a decrease in outside services and other expenses in our Regulated Natural Gas segment due to higher capitalization in the current period compared to the prior period.

Purchased gas increased by $23,007 or 68.2%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $18,854 and higher gas usage of $4,153 during the second quarter of 2025.

Depreciation and amortization expense increased by $12,873 or 14.2% principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new water and wastewater utility systems, and the implementation of new depreciation rates.

Taxes other than income taxes decreased by $1,361 or 6.1% during the three months ended June 30, 2025 as compared to the prior period largely due to a favorable adjustment on sales and use tax accruals of our Regulated Natural Gas segment as a result of the closure of a sales and use tax audit during the second quarter of 2025.

Interest expense, net of interest income, increased by $6,739 or 9.3%. Interest expense, net of interest income, increased by $2,582 in our Regulated Water segment and by $4,964 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this decreased by $807 primarily due to our revolving credit facility borrowings being replaced by commercial paper issuances at a lower interest rate, during the second quarter of 2025.

Allowance for funds used during construction (“AFUDC”) increased by $1,798 or by 34.4% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, in our Regulated Water segment.

Our effective income tax rate was an expense of 4.1% and 2.4% in the second quarter of 2025 and 2024, respectively. The increase in the income tax expense in the second quarter of 2025 is primarily attributed to the increase in earnings and decreases in both in the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Consolidated operating revenues increased by $252,058 or 24.1% as compared to the same period in 2024. Revenues from our Regulated Water, Regulated Natural Gas, and Other segments increased by $50,758, $195,599, and $5,701, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $6,922 or 2.5%, primarily due to:

•an increase in employee-related costs of $11,012, primarily resulting from annual merit increases, increases in overtime pay due to outages from extreme cold weather conditions during the first quarter of 2025, increases in employee medical costs, and higher performance-based compensation expense compared to prior period;

•an increase in customer assistance surcharge costs of $9,250 in our Regulated Natural Gas segment, which has an equivalent offsetting amount in revenues;

•an increase in production costs for water and wastewater operations of $3,060; and

•an increase in legal expense of $2,991; offset by

•an insurance recovery of $5,602 during the first quarter of 2025 for a portion of expenses incurred by the Company associated with remediating an advisory for some of our Illinois water utility customers;

•a decrease in bad debt expense of $5,223, of which $5,889 relates to a favorable regulatory asset adjustment in our Regulated Water segment in the first quarter of 2025;

•a decrease in materials and supplies in our Regulated Natural Gas segment of $1,561; and

•a decrease in outside services and other expenses in our Regulated Natural Gas segment due to higher capitalization in the current period compared to the prior period.

Purchased gas increased by $77,973 or 47.7%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $45,879 and higher gas usage of $32,480 during the first half of 2025, offset by a decrease of $386 from the sale of our interest in three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $22,446 or 12.4% principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new water and wastewater utility systems, and the implementation of new depreciation rates.

Taxes other than income taxes decreased by 3,506 or 7.4% during the six months ended June 30, 2025 as compared to the prior period largely due to a decrease in our Illinois subsidiary’s invested capital tax and lower sales and use tax and property taxes in our Regulated Natural Gas segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense, net of interest income, increased by $16,291 or 11.2%. Interest expense, net of interest income, increased by $4,355 in our Regulated Water segment and by $5,748 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $6,188 primarily due to increased borrowings from the Company’s revolving credit facility and commercial paper issuances during the first half of 2025 as compared to the prior period.

Allowance for funds used during construction (“AFUDC”) increased by $2,949 or by 29.8% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, in our Regulated Water segment.

For the six months ended June 30, 2025 and 2024, gain on sale of other assets totaled $493 and $91,828, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236 in its Regulated Natural Gas segment.

Our effective income tax rate was a benefit of 4.3% and 2.6% in the first six months of 2025 and 2024, respectively. The increase in income tax benefit during the first six months of 2025 is attributed to the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, offset by the decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$332,282	$302,479	$633,130	$582,372
Operations and maintenance expense	$100,149	$95,575	$189,567	$186,258
Segment net income	$100,480	$87,679	$208,402	$151,583

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	30.1%	31.6%	29.9%	32.0%
Depreciation and amortization	19.5%	19.1%	19.8%	19.7%
Taxes other than income taxes	5.3%	5.4%	5.3%	5.6%
Interest expense, net of interest income	11.1%	11.4%	11.6%	11.9%
Segment net income	30.2%	29.0%	32.9%	26.0%

Effective tax rate	15.1%	14.2%	6.0%	18.9%

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Revenues from our Regulated Water segment increased by $29,803 or 9.9% for the second quarter of 2025 as compared to the same period in 2024, mainly due to the following:

•an increase in water and wastewater rates of $30,573;

•additional water and wastewater revenues of $2,056 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in volume consumption of $2,637 primarily due to increased rainfall during the months of May and June 2025.

Operations and maintenance expense increased by $4,574 or 4.8% primarily due to the following:

•an increase in employee related costs of $1,561;

•an increase in bad debt expense of $344; and

•an increase in production costs for water and wastewater operations of $376.

Depreciation and amortization increased by $7,106 or 12.3% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $2,582 or 7.5% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $1,660 or by 41.9% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 15.1% and 14.2% in the second quarter of 2025 and 2024, respectively. The increase in income tax expense in the second quarter of 2025 is primarily attributed to an increase in earnings.

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Revenues from our Regulated Water segment increased by $50,758 or 8.7% for the first six months of 2025 as compared to the same period in 2024, mainly due to the following:

•an increase in water and wastewater rates of $52,909;

•additional water and wastewater revenues of $3,554 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in volume consumption of $5,631.

Operations and maintenance expense increased by $3,309 or 1.8% primarily due to the following:

•an increase in employee related costs of $2,448;

•an increase in production costs for water and wastewater operations of $3,060;

•an increase in management fees of $1,810; and

•an increase in insurance expense of $682; offset by

•a decrease in bad debt expense of $6,022, of which $5,889 relates to a favorable regulatory asset adjustment during the first quarter of 2025.

Depreciation and amortization increased by $10,541 or 9.2% primarily due to continued capital investment to expand and improve our utility facilities, a change in depreciation rates, and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $4,355 or 6.3% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Allowance for funds used during construction (“AFUDC”) increased by $2,704 or by 35.3% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 6.0% and 18.9% in the first six months of 2025 and 2024, respectively. The decrease in the effective tax rate is largely attributed to the release of $22,575 of income tax reserve regulatory liability based on the rate order received by Aqua Pennsylvania in February 2025.

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

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$177,321	$128,188	$648,118	$452,519
Operations and maintenance expense	$49,786	$49,709	$105,461	$95,626
Purchased gas	$53,532	$32,680	$230,491	$158,222
Segment net income (loss)	$17,516	$(1,717)	$207,021	$208,223

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	28.1%	38.8%	16.3%	21.1%
Purchased gas	30.2%	25.5%	35.6%	35.0%
Depreciation and amortization	21.6%	25.5%	11.8%	14.4%
Taxes other than income taxes	1.4%	4.0%	1.3%	2.7%
Interest expense, net of interest income	14.6%	16.3%	8.0%	10.2%
Segment net income (loss)	9.9%	-1.3%	31.9%	46.0%

Effective tax rate	-96.5%	85.1%	-16.3%	-23.0%

Three months ended June 30, 2025 compared with three months ended June 30, 2024

Operating revenues from the Regulated Natural Gas segment increased by $49,133 or by 38.3% due to:

•an increase in purchased gas costs of $20,852; refer to purchased gas costs discussion below for further information;

•an increase of $12,885 due to higher rates and other surcharges;

•impact of higher volumes delivered of $5,179 due to colder weather conditions during the second quarter of 2025 as compared to 2024;

•an increase of $4,091 due to lower tax repair surcredit;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in customer assistance surcharge of $786, which has an equivalent offsetting amount in operations and maintenance expense; and

•a weather normalization adjustment of $4,551 in Pennsylvania, which had the effect of increasing revenues for the quarter ended June 30, 2025.

Operations and maintenance expense for the three months ended June 30, 2025 increased by $77 or 0.2% primarily due to the following:

•an increase in labor and employee benefits of $1,801;

•an increase in bad debt expense of $1,832; and

•an increase in customer assistance surcharge costs of $786, which has an equivalent offsetting amount in revenues; offset by

•a decrease in outside services and other expenses due to higher capitalization as a result of greater capital expenditures in the current period compared to the prior period.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $20,852 or 63.8% due to an increase in the average cost of gas of $18,988 and higher gas usage of $1,864 due to colder weather conditions during the second quarter of 2025. During the quarter ended June 30, 2025, we experienced 514 actual heating degree days (HDDs), which was colder by 53% than prior year’s 336 HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.

Depreciation and amortization increased by $5,667 or 17.4% primarily due to continued capital investment, and the implementation of new depreciation rates following a recently completed rate case.

Taxes other than income taxes decreased by $2,612 or 51.2% largely due to a favorable adjustment on sales and use tax accruals as a result of the closure of a sales and use tax audit during the second quarter to 2025.

Interest expense, net, increased by $4,964 or 23.8% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Our income tax benefit for our Regulated Natural Gas segment decreased by $1,226 in the second quarter of 2025 compared to second quarter of 2024. The decrease in the income tax benefit is primarily attributed to decreases in both the state tax benefit and the amortization of the tax repair surcredit based on a rate order received in September 2024.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Six months ended June 30, 2025 compared with six months ended June 30, 2024

Operating revenues from the Regulated Natural Gas segment increased by $195,599 or by 43.2% due to:

•an increase in purchased gas costs of $72,269; refer to purchased gas costs discussion below for further information;

•an increase of $60,034 due to higher rates and other surcharges;

•impact of higher volumes delivered of $34,700 due to colder weather conditions during the second half of 2025 as compared to 2024;

•an increase of $15,096 due to lower tax repair surcredit; and

•an increase in customer assistance surcharge of $9,250, which has an equivalent offsetting amount in operations and maintenance expense; offset by

•a weather normalization adjustment of $2,562 in Pennsylvania, which had the effect of increasing revenues for the six months ended June 30, 2025.

Operations and maintenance expense for the six months ended June 30, 2025 increased by $9,835 or 10.3% primarily due to the following:

•an increase in customer assistance surcharge costs of $9,250, which has an equivalent offsetting amount in revenues;

•an increase in labor and employee benefits of $4,503;

•an increase in legal expenses of $2,163; and

•an increase in bad debt expense of $826; offset by

•a decrease in materials and supplies of $1,561; and

•a decrease in outside services and other expenses due to higher capitalization as a result of greater capital expenditures in the current period compared to the prior period.

Purchased gas increased by $72,269 or 45.7% due to an increase in the average cost of gas of $45,856 and higher gas usage of $26,799 due to colder weather conditions during the first half of 2025, offset by a decrease of $386 from the sale of our interest in three non-utility local microgrid and distributed energy projects in January 2024. During the six months ended June 30, 2025, we experienced 3,244 actual HDDs, which was colder by 24% than prior year’s 2,616 HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

Depreciation and amortization increased by $11,595 or 17.8% primarily due to continued capital investment, and the implementation of new depreciation rates following a recently completed rate case.

Taxes other than income taxes decreased by $4,078 or 33.1% largely due to a favorable adjustment on sales and use tax accruals as a result of the closure of a sales and use tax audit during the second quarter of 2025.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Interest expense, net, increased by $5,748 or 12.4% primarily due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Gain on sale of assets was $0 and $91,581 for the six-month period ended June 30, 2025 and 2024, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 16.3% and 23.0% in the first half of 2025 and 2024, respectively. The decrease in the income tax benefit is primarily attributed to decreases in both the state tax benefit and the amortization of the tax repair surcredit based on a rate order received in September 2024.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 14 to the Company’s condensed consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

a.Chief Accounting Officer Retirement and Appointment

On July 31, 2025, Robert A. Rubin retired as Senior Vice President, Chief Accounting Officer.  Bradley J. Palmer was promoted to Vice President, Chief Accounting Officer upon Mr. Rubin’s retirement.  Mr. Palmer, age 43, has served as Vice President, Deputy Chief Accounting Officer since November 1, 2024, and previously was Controller of Aqua Pennsylvania, Inc. from June 2021 to October 2024.  Mr. Palmer is a Certified Public Accountant and, prior to joining the Company, was a Senior Manager with Deloitte, where he practiced primarily in the power & utilities sector from January 2018 to June 2021. Prior to this role, Mr. Palmer worked as an Accounting Manager for two large publicly traded utilities, and he also held previous roles with PricewaterhouseCoopers, LLP.

There is no arrangement or understanding between Mr. Palmer and any other person pursuant to which Mr. Palmer was selected as an officer, no family relationships between Mr. Palmer and any of the Company’s directors or executive officers, and no transactions involving Mr. Palmer or a member of his immediate family that would require disclosure under Item 404(a) of Regulation S-K.

b. Security Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 – Exhibits

Exhibit No.	Description

10.1*

Second Amended and Restated Revolving Credit Agreement, dated June 3, 2025, by and between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank

10.2*	Amended and Restated Credit Agreement, dated June 3, 2025, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.

10.3*	Bond Purchase Agreement, dated May 29, 2025, by and between Aqua Pennsylvania and The Bank of New York Mellon Trust Company, N.A.

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

August 4, 2025

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer