Form 10-Q
period 2025-09-30
Essential Utilities, Inc.
filed 2025-11-05
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2025: 282,975,521

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2025	2024
Property, plant and equipment, at cost	$17,268,011	$16,275,377
Less: accumulated depreciation	3,368,492	3,131,901
Net property, plant and equipment	13,899,519	13,143,476

Current assets:
Cash and cash equivalents	6,397	9,156
Accounts receivable, net	154,688	166,522
Unbilled revenues	88,284	142,310
Inventory - materials and supplies	51,997	48,619
Inventory - gas stored	71,647	45,311
Prepayments and other current assets	28,171	41,139
Regulatory assets	32,386	32,854
Total current assets	433,570	485,911

Regulatory assets	2,051,409	1,907,786
Deferred charges and other assets, net	128,401	112,712
Funds restricted for construction activity	1,439	1,420
Goodwill	2,348,559	2,340,713
Operating lease right-of-use assets	27,200	31,263
Intangible assets	3,035	3,273
Total assets	$18,893,132	$18,026,554

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Liabilities and Equity	2025	2024
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 286,390,638 and 278,209,660 as of September 30, 2025 and December 31, 2024	$143,195	$139,105
Capital in excess of par value	4,519,304	4,199,836
Retained earnings	2,244,995	1,949,492
Treasury stock, at cost, 3,429,012 and 3,386,069 shares as of September 30, 2025 and December 31, 2024	(91,195)	(89,624)
Total stockholders' equity	6,816,299	6,198,809

Long-term debt, excluding current portion	7,742,240	7,416,289
Less: debt issuance costs and unamortized discount on debt	50,149	47,908
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt	7,692,091	7,368,381
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	135,763	142,807
Loans payable	96,366	186,542
Accounts payable	197,258	258,615
Book overdraft	29,246	47,714
Accrued interest	92,778	72,281
Accrued taxes	27,156	38,219
Regulatory liabilities	740	1,770
Dividends payable	-	89,441
Other accrued liabilities	148,803	137,279
Total current liabilities	728,110	974,668

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	2,011,269	1,831,868
Customers' advances for construction	117,396	113,323
Regulatory liabilities	720,511	764,745
Operating lease liabilities	23,004	27,447
Pension and other postretirement benefit liabilities	36,025	33,680
Other	53,519	24,788
Total deferred credits and other liabilities	2,961,724	2,795,851

Contributions in aid of construction	694,908	688,845
Total liabilities and equity	$18,893,132	$18,026,554

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2025	2024
Operating revenues	$476,971	$435,255

Operating expenses:
Operations and maintenance	153,088	144,368
Purchased gas	22,506	19,095
Depreciation	103,322	91,448
Amortization	3,744	1,153
Taxes other than income taxes	24,540	24,102
Total operating expenses	307,200	280,166

Operating income	169,771	155,089

Other expense (income):
Interest expense	82,269	76,846
Interest income	(1,079)	(1,394)
Allowance for funds used during construction	(6,180)	(5,593)
Gain on sale of other assets	(176)	(239)
Other, net	(1,439)	227
Income before income taxes	96,376	85,242
Income tax expense	4,299	15,840
Net income	$92,077	$69,402

Comprehensive income	$92,077	$69,402

Net income per common share:
Basic	$0.33	$0.25
Diluted	$0.33	$0.25

Average common shares outstanding during the period:
Basic	281,784	274,021
Diluted	282,298	274,543

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
Operating revenues	$1,775,504	$1,481,730

Operating expenses:
Operations and maintenance	439,422	423,780
Purchased gas	263,882	182,498
Depreciation	299,628	269,742
Amortization	10,334	3,309
Taxes other than income taxes	68,291	71,359
Total operating expenses	1,081,557	950,688

Operating income	693,947	531,042

Other expense (income):
Interest expense	244,143	223,164
Interest income	(1,609)	(2,659)
Allowance for funds used during construction	(19,039)	(15,503)
Gain on sale of other assets	(669)	(92,067)
Other, net	(848)	486
Income before income taxes	471,969	417,621
Income tax expense (benefit)	(11,724)	7,062
Net income	$483,693	$410,559

Comprehensive income	$483,693	$410,559

Net income per common share:
Basic	$1.73	$1.50
Diluted	$1.73	$1.50

Average common shares outstanding during the period:
Basic	279,027	273,656
Diluted	279,560	274,127

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2025	2024
Stockholders' equity:
Common stock, $0.50 par value		$143,195	$139,105
Capital in excess of par value		4,519,304	4,199,836
Retained earnings		2,244,995	1,949,492
Treasury stock, at cost		(91,195)	(89,624)
Total stockholders' equity		6,816,299	6,198,809

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2028 to 2053	2,563	2,637
1.00% to 1.99%	2030 to 2049	21,973	11,732
2.00% to 2.99%	2025 to 2058	205,203	206,297
3.00% to 3.99%	2026 to 2056	1,253,769	1,258,003
4.00% to 4.99%	2025 to 2059	1,236,724	1,239,032
5.00% to 5.99%	2028 to 2061	412,260	312,260
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	4,711	27,888
8.00% to 8.99%	2025	-	447
9.00% to 9.99%	2026	11,800	11,800
		3,180,003	3,101,096

Notes payable to bank under revolving credit agreement, variable rate, due 2027		-	413,000

Unsecured notes payable:
Commercial paper program (See Note 7)		153,000	-
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.25%, due 2035		500,000	-
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		7,878,003	7,559,096

Current portion of long-term debt		135,763	142,807
Long-term debt, excluding current portion		7,742,240	7,416,289
Less: debt issuance costs and unamortized discount on debt		50,149	47,908
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt		7,692,091	7,368,381

Total capitalization		$14,508,390	$13,567,190

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2024	$139,105	$4,199,836	$1,949,492	$(89,624)	$6,198,809
Net income	-	-	283,789	-	283,789
Dividends of March 1, 2025 ($0.3255 per share)	-	-	(22)	-	(22)
Dividends of June 2, 2025 declared ($0.3255 per share)	-	-	(90,054)	-	(90,054)
Issuance of common stock under dividend reinvestment plan (104,369 shares)	52	3,760	-	-	3,812
Issuance of common stock from at-the-market sale agreements (1,627,009 shares)	813	62,267	-	-	63,080
Repurchase of stock (61,455 shares)	-	-	-	(2,234)	(2,234)
Equity compensation plan (155,823 shares)	78	(78)	-	-	-
Exercise of stock options (9,703 shares)	5	337	-	-	342
Stock-based compensation	-	2,592	(185)	-	2,407
Other	-	(88)	-	250	162
Balance at March 31, 2025	$140,053	$4,268,626	$2,143,020	$(91,608)	$6,460,091
Net income	-	-	107,827	-	107,827
Dividends of June 2, 2025 ($0.3255 per share)	-	-	(1,197)	-	(1,197)
Issuance of common stock under dividend reinvestment plan (105,842 shares)	53	3,704	-	-	3,757
Issuance of common stock from at-the-market sale agreements (3,664,762 shares)	1,833	143,663	-	-	145,496
Repurchase of stock (75 shares)	-	-	-	(3)	(3)
Equity compensation plan (21,857 shares)	11	(11)	-	-	-
Exercise of stock options (2,117 shares)	1	74	-	-	75
Stock-based compensation	-	4,292	(249)	-	4,043
Other	-	(108)	-	221	113
Balance at June 30, 2025	$141,951	$4,420,240	$2,249,401	$(91,390)	$6,720,202
Net income	-	-	92,077	-	92,077
Dividends of September 2, 2025 ($0.3426 per share)	-	-	(96,159)	-	(96,159)
Issuance of common stock under dividend reinvestment plan (104,013 shares)	52	3,846	-	-	3,898
Issuance of common stock from at-the-market sale agreements (2,379,579 shares)	1,190	90,351	-	-	91,541
Repurchase of stock (975 shares)	-	-	-	(38)	(38)
Equity compensation plan (3,316 shares)	1	(1)	-	-	-
Exercise of stock options (2,588 shares)	1	91	-	-	92
Stock-based compensation	-	4,922	(324)	-	4,598
Other	-	(145)	-	233	88
Balance at September 30, 2025	$143,195	$4,519,304	$2,244,995	$(91,195)	$6,816,299

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$483,693	$410,559
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	309,962	273,051
Deferred income taxes	(15,611)	1,569
Provision for doubtful accounts	14,802	15,818
Stock-based compensation	11,843	5,363
Gain on sale of utility systems and other assets	(669)	(92,067)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	14,100	(9,543)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(29,877)	40,703
Pension and other postretirement benefits contributions	(3,945)	(9,394)
Other, net	20,049	(13,549)
Net cash flows from operating activities	804,347	622,510
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $5,795 and $5,381	(983,089)	(932,498)
Acquisitions of utility systems, net	(57,004)	(602)
Net proceeds from the sale of utility systems and other assets	805	167,274
Convertible note investment	(22,350)	-
Other, net	(286)	(218)
Net cash flows used in investing activities	(1,061,924)	(766,044)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	15,371	10,245
Repayments of customers' advances	(3,701)	(4,121)
Net repayments of short-term debt	(90,176)	(17,106)
Net proceeds from commercial paper program	152,525	-
Proceeds from other long-term debt	1,312,446	1,394,411
Repayments of other long-term debt	(1,146,488)	(1,024,722)
Change in cash overdraft position	(18,468)	3,437
Proceeds from issuance of common stock under dividend reinvestment plan	11,467	11,603
Proceeds from issuance of common stock from at-the-market sale agreement	300,117	32,083
Proceeds from exercised stock options	509	538
Repurchase of common stock	(2,275)	(2,234)
Dividends paid on common stock	(276,872)	(257,011)
Other, net	363	235
Net cash flows from financing activities	254,818	147,358
Net change in cash and cash equivalents	(2,759)	3,824
Cash and cash equivalents at beginning of period	9,156	4,612
Cash and cash equivalents at end of period	$6,397	$8,436

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$135,873	$121,371
Non-cash utility property contributions	18,585	37,098

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive income and of equity for the three and nine months ended September 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2025				September 30, 2024
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$201,815	$42,999	$58,993	$-	$182,616	$37,450	$49,398	$-
Commercial	59,786	11,062	12,003	-	52,577	9,779	9,838	-
Fire protection	12,210	-	-	-	10,670	-	-	-
Industrial	11,695	610	227	-	9,747	1,043	228	-
Gas transportation & storage	-	-	30,067	-	-	-	27,576	-
Other water	16,130	-	-	-	23,631	-	-	-
Other wastewater	-	3,852	-	-	-	3,450	-	-
Other utility	-	-	6,643	2,685	-	-	9,334	2,677
Revenues from contracts with customers	301,636	58,523	107,933	2,685	279,241	51,722	96,374	2,677
Alternative revenue program	416	795	517	-	782	55	357	-
Other and eliminations	-	-	-	4,466	-	-	-	4,047
Consolidated	$302,052	$59,318	$108,450	$7,151	$280,023	$51,777	$96,731	$6,724

	Nine Months Ended				Nine Months Ended
	September 30, 2025				September 30, 2024
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$550,913	$122,810	$463,998	$-	$499,859	$109,097	$326,921	$-
Commercial	157,296	30,766	93,540	-	140,110	27,569	66,417	-
Fire protection	35,239	-	-	-	31,793	-	-	-
Industrial	30,933	1,860	2,013	-	26,527	2,149	1,475	-
Gas transportation & storage	-	-	168,151	-	-	-	133,458	-
Other water	48,094	-	-	-	59,131	-	-	-
Other wastewater	-	10,122	-	-	-	9,836	-	-
Other utility	-	-	24,824	8,260	-	-	19,486	8,389
Revenues from contracts with customers	822,475	165,558	752,526	8,260	757,420	148,651	547,757	8,389
Alternative revenue program	135	757	4,042	-	2,462	(72)	1,493	-
Other and eliminations	-	-	-	21,751	-	-	-	15,630
Consolidated	$822,610	$166,315	$756,568	$30,011	$759,882	$148,579	$549,250	$24,019

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Water and Wastewater Utility Acquisitions

Completed Acquisitions

In July 2025, the Company acquired the wastewater utility system of the City of Beaver Falls, Pennsylvania for $37,750.  The system serves approximately 3,200 customers in the City of Beaver Falls and also provides bulk transmission and treatment service for approximately 3,800 equivalent dwelling units in seven nearby municipalities. The preliminary purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $29,900 and goodwill of $7,850. The pro-forma effect of this acquisition is not material either individually or collectively to the Company’s results of operations.

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

Except for the City of Beaver Falls, Pennsylvania acquisition, the purchase price allocation for the above water and wastewater utility acquisitions consisted primarily of property, plant and equipment.

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

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our commercial paper program and revolving credit facility until permanent debt and common equity are secured. These

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

pending acquisitions are expected to close during the first half of 2026. Closings for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

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

Note 5 – Convertible Note Investment

On August 27, 2025, the Company, through its wholly owned subsidiary, Aqua Infrastructure, entered into a convertible promissory note purchase agreement with IEP Hummingbird Energy LLC (“IEP”) whereby the Company agreed to purchase convertible notes (“Convertible Note Investment”) in the aggregate principal amount of $26,000 through January 2026. IEP, a subsidiary of International Electric Power III, LLC, shall use the proceeds for the development of a gas-fired plant to power a data center being developed in Greene County, PA. The Convertible Note Investment bears zero interest, includes a fixed $16,500 loan fee concurrently payable to the Company at maturity with the principal amount of the notes on September 30, 2026, and contains conversion rights into equity at any time on or after maturity or upon certain triggering events, such as a project financial closing or equity financing, as defined in the agreement. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control. As of September 30, 2025, the Company has purchased a total of $22,350 of convertible notes from IEP.

The Convertible Note Investment is accounted for as an available-for-sale debt security under Accounting Standards Codification 320, Investments – Debt Securities. The Company elected to measure the Convertible Note Investment using the fair value option, wherein bifurcation of an embedded derivative is not necessary, and all the related gains and losses due to change in fair value are reflected in Other expense (income) in the accompanying condensed consolidated statement of operations. As of September 30, 2025, the fair value of the Convertible Note Investment is $22,350.

The Convertible Note Investment is classified as long-term asset within Deferred charges and other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of this Level 3 investment (see Note 8) for the three- and nine-month period ended September 30, 2025 were as follows:

	Cost	Unrealized Gains (Losses)	Fair Value
Convertible Note Investment	$22,350	$-	$22,350

The Company is not a primary beneficiary of IEP as it does not have both (1) the power to direct the activities that most significantly impact IEP’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that could be significant to IEP. Therefore, the Company is not required to consolidate IEP in its financial statements. The Company reconsiders whether it is the primary beneficiary on an ongoing basis. The maximum risk of loss by the Company is limited to the fair value of the Company’s Convertible Note Investment.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 6 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2024	$58,425	$2,277,447	$4,841	$2,340,713
Goodwill acquired	7,850	-	-	7,850
Reclassification to utility plant acquisition adjustment	(4)	-	-	(4)
Balance at September 30, 2025	$66,271	$2,277,447	$4,841	$2,348,559

One of our subsidiaries in the Regulated Water segment has a mechanism that allows the reclassification of goodwill to utility plant acquisition adjustment. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Note 7 – Capitalization

At-the-Market Offering

On August 13, 2024, the Company established a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended September 30, 2025, we issued 2,379,579 shares of common stock for net proceeds of approximately $91,500 under the 2024 ATM. During the nine months ended September 30, 2025, we issued 7,671,350 shares of common stock for net proceeds of approximately $300,100 under the 2024 ATM. As of September 30, 2025, the 2024 ATM had approximately $660,700 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

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

As of September 30, 2025, outstanding borrowings under the Company’s commercial paper program were $152,982, net of unamortized discount on issuance of $18, with a weighted average interest rate of 4.35% and weighted average remaining term of 2 days.   Outstanding CP Notes are classified as long-

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

term debt in the accompanying condensed consolidated balance sheets and condensed consolidated statements of capitalization since the Company has the intent and ability to refinance the CP Notes on a long-term basis using the Company’s revolving credit facility.  The carrying value of CP Notes approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (see Note 8).

Long-term and Short-Term Debt

The condensed consolidated statements of capitalization provide a summary of the Company’s long-term and short-term debt as of September 30, 2025 and December 31, 2024.

On August 7, 2025, the Company issued $500,000 of senior notes, less expenses of $1,220, due on August 15, 2035, with an interest rate of 5.25%. The Company used the proceeds from the issuance of senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes.

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

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. The Company was in compliance with its debt covenants under its loan and debt agreements as of September 30, 2025. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Note 8 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.   The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the nine months ended September 30, 2025.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s loans payable was $96,366 and $186,542, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

assumptions. As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company's cash and cash equivalents was $6,397 and $9,156, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of September 30, 2025 and December 31, 2024, the carrying amount of these securities was $32,858 and $31,324, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net gain/(loss) recognized during the period on equity securities	$1,917	$365	$2,539	$984
Less: net gain recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain/(loss) recognized during the reporting period on equity securities still held at the reporting date	$1,917	$365	$2,539	$984

The net gain/(loss) recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

The carrying amounts and estimated fair values of the Company’s long-term debt (which includes CP Notes) is as follows:

	September 30,	December 31,
	2025	2024
Carrying amount	$7,878,003	$7,559,096
Estimated fair value	$6,984,749	$6,431,777

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Convertible Note Investment is recorded at fair value on a recurring basis. Since observable price quotations were not available, this is classified as a Level 3 measurement within fair value hierarchy (see Note 5).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average common shares outstanding during the period for basic computation	281,784	274,021	279,027	273,656
Effect of dilutive securities:
Employee stock-based compensation	514	522	533	471
Average common shares outstanding during the period for diluted computation	282,298	274,543	279,560	274,127

The number of outstanding employee stock options, in thousands, that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 433 for the three and nine months ended September 30, 2025; and 244 for the three and nine months ended September 30, 2024. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. At September 30, 2025, 682,381 shares were still available for issuance under the Plan.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The performance goals of the 2025 grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%

The following were the assumptions used in the pricing model for the 2025 grants:

2025
Expected term (years)	3
Risk-free interest rate	4.19%
Expected volatility	23.20%

The following table provides compensation expense for PSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$2,487	$986	$5,734	$2,174
Income tax benefit	$629	$248	$1,450	$545

The following table summarizes the PSU transactions for the nine months ended September 30, 2025:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	563,656	$38.61
Granted	195,300	$34.25
Performance criteria adjustment	(23,220)	$37.00
Share units issued	(103,775)	$42.77
Forfeited	(15,094)	$37.89
Nonvested share units at end of period	616,867	$36.61

The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2025 and 2024 was $34.25 and $38.10, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$1,317	$508	$3,845	$2,078
Income tax benefit	$334	$128	$973	$521

The following table summarizes the RSU transactions for the nine months ended September 30, 2025:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	210,249	$41.40
Granted	156,225	$35.54
Actual vested	(57,496)	$44.53
Forfeited	(7,796)	$37.69
Nonvested stock units at end of period	301,182	$37.52

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2025 and 2024 was $35.54 and $36.61, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$308	$32	$1,417	$233
Income tax benefit	$77	$8	$356	$58

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model for the 2025 grant:

2025
Expected term (years)	5.54
Risk-free interest rate	4.22%
Expected volatility	28.50%
Dividend yield	3.69%
Grant date fair value per option	$7.95

The following table summarizes stock option transactions for the nine months ended September 30, 2025:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	906,902	$36.87
Granted	197,684	$35.33
Forfeited	(6,566)	$36.16
Expired	(1,396)	$41.15
Exercised	(14,408)	$35.33
Outstanding at end of period	1,082,216	$36.61	5.2	$4,283

Exercisable at end of period	797,009	$36.76	3.9	$3,109

Restricted Stock – Restricted stock awards provide the grantee with the rights of a shareholder, including the right to receive dividends and to vote such shares, but not the right to sell or otherwise transfer the shares during the restriction period, which is one year from the date of issuance of the award. Nonvested shares of restricted stock were 1,268 as of September 30, 2025 and December 31, 2024. There were no restricted stock awards granted and vested during the nine months ended September 30, 2025 and 2024. The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$13	$13	$37	$37
Income tax benefit	$4	$3	$10	$10

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock-based compensation within operations and maintenance expenses	$810	$-	$810	$840
Income tax benefit	$221	$-	$221	$233

The following table summarizes stock award transactions for the nine months ended September 30, 2025:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	21,648	37.42
Vested	(21,648)	37.42
Nonvested stock awards at end of period	-	$-

The weighted-average fair value at the date of grant for stock awards granted during the nine months ended September 30, 2025 and 2024 was $37.42 and $36.82, respectively.

Note 11 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$304	$358	$912	$1,072
Interest cost	3,991	3,908	11,973	11,724
Expected return on plan assets	(4,266)	(4,696)	(12,798)	(14,088)
Amortization of prior service cost	78	82	234	244
Amortization of actuarial loss	833	751	2,499	2,253
Net periodic benefit cost	$940	$403	$2,820	$1,205

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$372	$363	$1,116	$1,089
Interest cost	1,132	1,113	3,396	3,337
Expected return on plan assets	(1,071)	(1,105)	(3,213)	(3,315)
Amortization of actuarial gain	(401)	(267)	(1,203)	(801)
Net periodic benefit cost	$32	$104	$96	$310

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

The Company made a cash contribution of $3,945 to the Pension Plan during the third quarter of 2025, which completed the Company’s expected cash contributions for the year.

Note 12 – Rate Activity

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

During the nine months ended September 30, 2025, three of the Company’s water and wastewater utility operating divisions in Ohio and its water and wastewater utility operating divisions in North Carolina implemented approved base rate increases designed to increase total operating revenues on an annual basis by $6,371. Further, during the nine months ended September 30, 2025, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $10,808 in its water and wastewater utility operating divisions in Pennsylvania and Ohio, by $2,468

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

in its water utility operating division in New Jersey, and by $542 in its natural gas operating division in Kentucky.

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

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Property	$9,430	$9,099	$27,584	$26,510
Gross receipts, excise and franchise	5,062	4,810	12,548	13,409
Payroll	5,369	5,074	17,736	17,594
Regulatory assessments	2,459	1,989	6,512	5,814
Pumping fees	1,578	2,148	4,882	5,526
Other	642	982	(971)	2,506
Total taxes other than income	$24,540	$24,102	$68,291	$71,359

Note 14 – Segment Information

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

In addition to the Company’s two reportable segments, the Company includes two operating segments within the Other category below. These segments are not quantitatively significant and are comprised of its non-regulated natural gas operations and non-regulated water and wastewater operations. In addition to these segments, Other is comprised of business activities not included in the reportable segments, corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense. The Company reports these corporate costs within Other as they relate to corporate-focused responsibilities and decisions and are not included in internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

The following table presents information about the Company’s reportable segments and reconciliations to consolidated amounts. Asset information by segment is not utilized for purposes of assessing performance or allocating resources, and, as a result, such information is not presented.

	Three Months Ended					Three Months Ended
	September 30, 2025					September 30, 2024
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$364,055	$107,933	$471,988	$4,983	$476,971	$334,477	$96,299	$430,776	$4,479	$435,255
Intersegment revenues		517	517	(517)	-	-	432	432	(432)	-
Total operating revenues	$364,055	$108,450	$472,505	$4,466	$476,971	$334,477	$96,731	$431,208	$4,047	$435,255
Operations and maintenance expense	$105,681	$47,453	$153,134	$(46)	$153,088	$96,369	$49,002	$145,371	$(1,003)	$144,368
Purchased gas	$-	$19,965	$19,965	$2,541	$22,506	$-	$17,603	$17,603	$1,492	$19,095
Depreciation and amortization	$65,195	$41,411	$106,606	$460	$107,066	$57,877	$34,318	$92,195	$406	$92,601
Taxes other than income taxes	$18,134	$5,688	$23,822	$718	$24,540	$17,851	$5,546	$23,397	$705	$24,102
Interest expense, net	$38,233	$26,197	$64,430	$16,760	$81,190	$35,094	$22,121	$57,215	$18,237	$75,452
Allowance for funds used during construction	$(4,526)	$(1,654)	$(6,180)	$-	$(6,180)	$(4,326)	$(1,267)	$(5,593)	$-	$(5,593)
Gain on sale of other assets	$(176)	$-	$(176)	$-	$(176)	$(239)	$-	$(239)	$-	$(239)
Other segment items (b)	$227	$(214)	$13	$(1,452)	$(1,439)	$287	$(160)	$127	$100	$227
Provision for income taxes (benefit)	$19,273	$(5,565)	$13,708	$(9,409)	$4,299	$19,289	$228	$19,517	$(3,677)	$15,840
Net income (loss)	$122,014	$(24,831)	$97,183	$(5,106)	$92,077	$112,275	$(30,660)	$81,615	$(12,213)	$69,402

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Nine Months Ended					Nine Months Ended
	September 30, 2025					September 30, 2024
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$997,185	$754,145	$1,751,330	$24,174	$1,775,504	$916,850	$547,432	$1,464,282	$17,448	$1,481,730
Intersegment revenues	-	2,423	2,423	(2,423)	-	-	1,818	1,818	(1,818)	-
Total operating revenues	$997,185	$756,568	$1,753,753	$21,751	$1,775,504	$916,850	$549,250	$1,466,100	$15,630	$1,481,730
Operations and maintenance expense	$295,248	$152,914	$448,162	$(8,740)	$439,422	$282,627	$144,628	$427,255	$(3,475)	$423,780
Purchased gas	$-	$250,456	$250,456	$13,426	$263,882	$-	$175,825	$175,825	$6,673	$182,498
Depreciation and amortization	$190,555	$118,049	$308,604	$1,358	$309,962	$172,696	$99,361	$272,057	$994	$273,051
Taxes other than income taxes	$51,381	$13,933	$65,314	$2,977	$68,291	$50,600	$17,869	$68,469	$2,890	$71,359
Interest expense, net	$111,828	$78,170	$189,998	$52,536	$242,534	$104,334	$68,346	$172,680	$47,825	$220,505
Allowance for funds used during construction	$(14,880)	$(4,159)	$(19,039)	$-	$(19,039)	$(11,976)	$(3,527)	$(15,503)	$-	$(15,503)
Gain on sale of other assets (a)	$(669)	$-	$(669)	$-	$(669)	$(479)	$(91,581)	$(92,060)	$(7)	$(92,067)
Other segment items (b)	$764	$(468)	$296	$(1,144)	$(848)	$585	$(482)	$103	$383	$486
Provision for income taxes (benefit)	$32,542	$(34,517)	$(1,975)	$(9,749)	$(11,724)	$54,604	$(38,752)	$15,852	$(8,790)	$7,062
Net income (loss)	$330,416	$182,190	$512,606	$(28,913)	$483,693	$263,859	$177,563	$441,422	$(30,863)	$410,559
Capital expenditures	$520,937	$462,152	$983,089	$-	$983,089	$495,259	$436,807	$932,066	$432	$932,498

(a) Refer to Note 4 – Dispositions for additional information.

(b) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments.

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2025, the aggregate amount of $22,429 is accrued for loss contingencies and is reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of September 30, 2025, estimates that approximately $769 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s condensed consolidated balance sheet as deferred charges and other assets, net.

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

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The Company submitted the phase one public water system claims requirements, and will submit other requirements within the time period provided by the MDL court. The total amount of recovery by the Company is uncertain. In July and August 2025, the Company received a total of $39,844, representing a portion of its share of the settlement reached with 3M, net of legal fees and settlement costs. The Company recorded $8,776 of the proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $31,068 were recorded within Deferred Credits and Other Non-current liabilities in the accompanying condensed consolidated balance sheet, pending recommendation or order from the respective public utility commissions on treatment of the amounts. These cash proceeds are presented within Other in the cash flows from operating activities in the accompanying condensed consolidated statement of cash flows. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company’s gas subsidiary was served with lawsuits surrounding a home explosion in August 2023 in which six individuals lost their lives.  The twelve lawsuits bring the actions against several other defendants and seek damages for loss of life, property, emotional distress, and other damage. The Company is vigorously defending against this claim.  While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $4,934 at September 30, 2025 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

Note 16 – Income Taxes

The Company’s effective tax rate was an expense of 4.5% and a benefit of 2.5% for the three and nine months ended September 30, 2025, respectively.  The Company’s effective tax rate was an expense of 18.6% and 1.7% for the three and nine months ended September 30, 2024, respectively. The decrease in income tax expense in the third quarter of 2025 is primarily attributed to the net increase in tax benefit associated with the tax deduction for continued qualifying infrastructure investment, offset by decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024. The increase in the income tax benefit for the first nine months of 2025 is primarily attributed to the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, offset by the decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024.

In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the nine months ended September 30, 2025 and 2024. For states with a corporate net income tax, the state corporate net income tax rates range from 2.25% to 9.50% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to flow-through tax, the amortization of deferred benefit from repair method changes, state income taxes, and other permanent book-to-tax differences.

On July 4, 2025, H.R.1 – One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions such as the permanent extension of certain expiring provisions of the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

2017 Tax Cuts and Jobs Act. The OBBBA did not have a significant impact to our consolidated financial statements.

Note 17 – Recent Accounting Pronouncements and Disclosure Rules

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

Note 18 – Subsequent Events

Captive Insurance Subsidiary

On October 1, 2025, the Company established a wholly-owned captive insurance company, Utility Insurance LLC, incorporated in the State of Utah, whose principal activity at this time is to provide insurance and reinsurance coverage for a portion of the Company’s general liability, property, workers compensation, auto liability, cyber and management liability risks.

Execution of Agreement and Plan of Merger with American Water

On October 26, 2025, American Water Works Company, Inc. (“American Water”), Alpha Merger Sub, Inc., a direct wholly owned subsidiary of American Water (“Merger Sub”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of American Water.   Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger, the “Merger Consideration”).

Consummation of the Merger is subject to certain customary conditions, including, without limitation: approval by American Water’s shareholders of the issuance of the shares of American Water Common Stock to be issued as Merger Consideration in the Merger; approval of the Merger Agreement by the Company’s shareholders; and receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) the approval of certain public utility commissions, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027.

The Merger Agreement provides that American Water will retain its current name, maintain its headquarters and principal corporate office in Camden, New Jersey, and maintain substantial operations in Pennsylvania.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; the proposed merger with American Water Works Company, Inc. (“American Water”); prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, including those resulting from changes in government fiscal policies and regulations, the imposition of tariffs, the threat of cyber-attacks and data breaches, changes in capital requirements and funding, the success of growth initiatives, including pending acquisitions, changes to the capital markets, impact of public health threats, and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such reports. In addition to the foregoing, there are various risks and other uncertainties associated with the Company’s proposed merger with American Water, including a fixed exchange ratio that will not adjust or account for fluctuations in American Water’s or the Company’s stock price; limitations on the parties’ ability to pursue alternatives to the proposed merger; financial impacts of the proposed merger on the Company and the combined company’s earnings, earnings per share, financial condition, results of operations, cash flows and share price, and any related accounting impacts; any impact of the proposed merger on the Company’s ability to declare and pay quarterly dividends on its common stock; the amount and nature of incurred transaction costs associated with the proposed merger; as well as those risks, uncertainties and other factors discussed in Part II, Item 1A – Risk Factors. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

General Information

Essential Utilities, Inc. (“we”, “us”, “our” or the “Company”), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (“Aqua Pennsylvania”), provides water or wastewater services to approximately one-

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

half of the total number of water or wastewater customers we serve, who are located in the suburban areas in counties north and west of the City of Philadelphia and in 28 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas distribution services to customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based businesses, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

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

Recent Developments

Execution of Agreement and Plan of Merger with American Water

On October 26, 2025, American Water Works Company, Inc. (“American Water”), Alpha Merger Sub, Inc., a direct wholly owned subsidiary of American Water (“Merger Sub”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of American Water.   Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger, the “Merger Consideration”).

Consummation of the Merger is subject to certain customary conditions, including, without limitation: approval by American Water’s shareholders of the issuance of the shares of American Water Common Stock to be issued as Merger Consideration in the Merger; approval of the Merger Agreement by the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Company’s shareholders; and receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) the approval of certain public utility commissions, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027.

The Merger Agreement provides that American Water will retain its current name, maintain its headquarters and principal corporate office in Camden, New Jersey, and maintain substantial operations in Pennsylvania.

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

Regulatory Developments

During the first nine months of 2025, we implemented, or received approval to implement, base rate increases that result in a $87,071 increase in annual revenues as summarized below.

State	Segment	Effective Date	Annualized Revenue Increase
Ohio	Wastewater	7/1/2025	$550
Kentucky	Natural Gas	7/1/2025	7,700
Pennsylvania	Water	2/22/2025	58,400
	Wastewater	2/22/2025	14,600
North Carolina*	Water	1/1/2025	2,821
	Wastewater	1/1/2025	1,310
Ohio	Water	1/1/2025	1,690
Total Base Rate Case Authorizations in 2025			$87,071

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

Growth Through Acquisitions and Capital Investment

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serves approximately 2,300 customers in Greenville, Pennsylvania for $18,000. In April 2025, the Company closed on its acquisition of the Village of Midvale’s water system in Ohio, which serves approximately 1,000 customers for $2,950. In July 2025, the Company acquired the wastewater utility system of the City of Beaver Falls, Pennsylvania for $37,750.  The system serves approximately 3,200 customers in the City of Beaver Falls and also provides bulk transmission and treatment service for approximately 3,800 equivalent dwelling units in seven nearby municipalities. As of September 30, 2025, the Company had four signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 203,000 equivalent retail customers or equivalent dwelling units and total approximately $300,000 in purchase price in two of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 3 – Water and Wastewater Acquisitions for further discussion.

During the nine-month period ended September 30, 2025, we invested $983,089 to improve our regulated water and natural gas infrastructure system and to enhance customer service. From 2025 through 2029, the Company plans to invest approximately $7,800,000 to improve water and natural gas systems and better serve customers through improved information technology. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Convertible Note Purchase Agreement

On August 27, 2025, the Company, through its wholly owned subsidiary, Aqua Infrastructure, entered into a convertible promissory note purchase agreement with IEP Hummingbird Energy LLC (“IEP”) whereby the Company agreed to purchase convertible notes (“Convertible Note Investment”) in the aggregate principal amount of $26,000 through January 2026. IEP, a subsidiary of International Electric Power III, LLC, shall use the proceeds for the development of a gas-fired plant to power a data center being developed Greene County, PA (the “Project”). The Convertible Note Investment bears zero interest, includes a fixed $16,500 loan fee concurrently payable to the Company at maturity with the principal amount of the notes on September 30, 2026, and contains conversion rights into equity at any time on or after maturity or upon certain triggering events, such as a project financial closing or equity financing, as defined in the agreement. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control. The Convertible Note receivable is presented within Deferred charges and other assets in the accompanying condensed consolidated balance sheets. As of September 30, 2025, the fair value of the Convertible Note receivable amounts to $22,350. The Company’s involvement in this Project underscores its commitment to innovation, sustainability and regional economic development.

Multi-District Litigation Class Action Settlement

A number of the Company’s water and wastewater subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit in the United States District Court for the District of South Carolina against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems. During the third quarter of 2025, the Company received $39,844 representing a portion of its share of the settlement reached with 3M, net of legal fees and settlement costs. The Company recorded $8,776 of the proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $31,068 were recorded within Deferred Credits and Other Non-current liabilities in the accompanying condensed consolidated balance sheet, pending recommendation or order from the respective public utility commissions on treatment of the amounts. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants.

Captive Insurance Subsidiary

The Company expects insurance and claims expenses to continue to be volatile over the long term. In order to mitigate a portion of increased insurance costs, on October 1, 2025, the Company established a wholly-owned captive insurance company, Utility Insurance LLC, incorporated in the State of Utah, whose principal activity at this time is to provide insurance and reinsurance coverage for a portion of the Company’s general liability, property, workers compensation, auto liability, cyber and management liability risks.

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

Net cash flows from operating activities were $804,347 for the first nine months of 2025, compared to $622,510 for the first nine months of 2024. Operating cash flow increased by $181,837 primarily due to an increase in operating income in 2025 resulting from additional revenues from regulatory recoveries, and an increase in gas volumes delivered due to colder weather conditions during the first quarter of 2025 as compared to 2024.

During the first nine months of 2025, we incurred $983,089 of capital expenditures, obtained net proceeds of $152,525 from our commercial paper program (the “CP Program”), issued long-term debt of $1,312,446, and repaid short-term debt and other long-term debt in aggregate of $1,236,664. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements. Cash inflows from financing activities were higher during the first nine months of 2025 compared to 2024, primarily due to the issuance of common stock from the Company’s at-the-market equity sales program (“ATM”), partially offset by greater repayments of long-term debt.

On August 7, 2025, the Company issued $500,000 of senior notes, less expenses of $1,220, due on August 15, 2035 with an interest rate of 5.25%. The Company used the proceeds from the issuance of senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes.

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

On March 19, 2025, the Company established the CP Program that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the CP Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program rank equally with the Company’s present and future unsecured indebtedness.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of September 30, 2025, outstanding borrowings under the Company’s CP Program were $152,982, net of unamortized discount on issuance of $18.

On August 13, 2024, the Company established an ATM, under which we may issue and sell shares of our common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended September 30, 2025, we issued 2,379,579 shares of common stock for net proceeds of approximately $91,500 under the 2024 ATM. During the nine months ended September 30, 2025, we issued 7,671,350 shares of common stock for net proceeds of approximately $300,100 under the 2024 ATM. As of September 30, 2025, the 2024 ATM had approximately $660,700 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

At September 30, 2025, we had $6,397 of cash and cash equivalents compared to $9,156 at December 31, 2024. During the first nine months of 2025, we used the proceeds from long-term debt, the proceeds from the issuance of commercial paper, and the proceeds from issuance of common stock, as well as internally generated funds, for capital expenditures, repayment of existing indebtedness, payment of dividends, and general corporate purposes.

At September 30, 2025, our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $834,433 available for borrowing (net of $153,000 of capacity designated for outstanding principal borrowings under our commercial paper program and $12,567 letter of credit usage). Additionally, at September 30, 2025, we had short-term lines of credit of $400,000, primarily used for working capital, of which $303,635 was available for borrowing. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

As of September 30, 2025, our credit ratings remained at investment grade levels. During the nine months ended September 30, 2025, S&P Global Ratings (“S&P”) reaffirmed the Company, Aqua Pennsylvania, and Peoples Natural Gas Companies’ A- long-term issuer credit rating with a stable outlook. As can be noted in their report, S&P continues to assess our business risk profile as excellent, considering our low-risk and rate-regulated water and gas distribution operations in credit-supportive regulatory environments, our geographic and regulatory diversity, our large and stable residential and commercial customer base, and our solid and reliable operations.  On August 27, 2025, Moody's Investors Service ("Moody's") reaffirmed the Company's senior secured notes and Peoples Natural Gas companies’ senior unsecured notes’ Baa2 credit rating with negative outlook. The Company’s ability to

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

maintain its credit rating depends, among other things, on adequate and timely rate relief, its ability to fund capital expenditures in a balanced manner using both debt and equity, and its ability to generate cash flow.  A material downgrade of our credit rating may result in the imposition of additional financial and/or other covenants, impact the market prices of equity and debt securities, increase our borrowing costs, and adversely affect our liquidity, among other things. Management continues to enhance our regulatory practices to address regulatory lag and recover capital project costs and increases in operating costs efficiently and timely through various rate-making mechanisms.

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended September 30, 2025 and 2024 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$476,971	$435,255	$1,775,504	$1,481,730
Operations and maintenance expense	$153,088	$144,368	$439,422	$423,780
Purchased gas	$22,506	$19,095	$263,882	$182,498
Net income	$92,077	$69,402	$483,693	$410,559

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	32.1%	33.2%	24.7%	28.6%
Purchased gas	4.7%	4.4%	14.9%	12.3%
Depreciation and amortization	22.4%	21.3%	17.5%	18.4%
Taxes other than income taxes	5.1%	5.5%	3.8%	4.8%
Interest expense, net of interest income	17.0%	17.3%	13.7%	14.9%
Net income	19.3%	15.9%	27.2%	27.7%

Effective tax rate	4.5%	18.6%	-2.5%	1.7%

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Consolidated operating revenues increased by $41,716 or 9.6% as compared to the same period in 2024. Revenues from our Regulated Water, Regulated Natural Gas, and Other segments increased by $29,578, $11,719, and $419, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $8,720 or 6.0%, primarily due to:

•an increase in employee-related costs of $7,213, primarily resulting from annual merit increases, increases in employee medical costs, and higher stock-based compensation expense compared to prior period;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in bad debt expense of $4,208, of which $3,100 represents a favorable adjustment made during the third quarter of 2024 related to our Pennsylvania water customer assistance program;

•an increase in production costs for water and wastewater operations of $2,437;

•an increase in customer assistance surcharge costs of $589 in our Regulated Natural Gas segment, which generally has an offsetting amount in revenues; offset by

•a decrease in materials and supplies of $1,469

•a decrease in legal expense of $1,397; and

•a decrease in outside services and higher capitalization in the current period compared to the prior period in our Regulated Natural Gas segment.

Purchased gas increased by $3,411 or 17.9%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $4,496 and lower gas usage of $1,085 during the third quarter of 2025.

Depreciation and amortization expense increased by $14,465 or 15.6% principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new water and wastewater utility systems, and the implementation of new depreciation rates.

Interest expense, net of interest income, increased by $5,738 or 7.6%. Interest expense, net of interest income, increased by $3,139 in our Regulated Water segment and by $4,076 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this decreased by $1,477 primarily due to our revolving credit facility borrowings being replaced by commercial paper issuances at a lower interest rate, during the third quarter of 2025.

Allowance for funds used during construction (“AFUDC”) increased by $587 or 10.5% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate was an expense of 4.5% and 18.6% in the third quarter of 2025 and 2024, respectively. The decrease in income tax expense in the third quarter of 2025 is primarily attributed to the net increase in tax benefit associated with the tax deduction for continued qualifying infrastructure investment, offset by decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Consolidated operating revenues increased by $293,774 or 19.8% as compared to the same period in 2024. Revenues from our Regulated Water, Regulated Natural Gas, and Other segments increased by $80,335, $207,318, and $6,121, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consolidated operations and maintenance expense increased by $15,642 or 3.7%, primarily due to:

•an increase in employee-related costs of $18,225, primarily resulting from annual merit increases, increases in overtime pay due to outages from extreme cold weather conditions during the first quarter of 2025, increases in employee medical costs, and higher stock-based compensation expense compared to prior period;

•an increase in customer assistance surcharge costs of 9,839 in our Regulated Natural Gas segment, which generally has an offsetting amount in revenues; and

•an increase in production costs for water and wastewater operations of $5,497; offset by

•a decrease in insurance expense of $3,652, primarily due to an insurance recovery of $5,602 during the first quarter of 2025 for a portion of expenses incurred by the Company associated with remediating an advisory for some of our Illinois water utility customers;

•a decrease in bad debt expense of $1,015, of which $5,889 relates to a favorable regulatory asset adjustment in our Regulated Water segment in the first quarter of 2025;

•a decrease in materials and supplies of $2,431; and

•an increase in capitalization in our Regulated Natural Gas segment of $7,814 in the current period as compared with the prior period due to higher capital spend and increasing pool of eligible capitalizable costs.

Purchased gas increased by $81,384 or 44.6%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $50,375 and higher gas usage of $31,395 during the first nine months of 2025, offset by a decrease of $386 from the sale of our interest in three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $36,911 or 13.5% principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new water and wastewater utility systems, and the implementation of new depreciation rates.

Taxes other than income taxes decreased by $3,068 or 4.3% during the nine months ended September 30, 2025 as compared to the prior period largely due to a favorable adjustment on sales and use tax accruals of our Regulated Natural Gas segment as a result of the closure of a sales and use tax audit during the second quarter of 2025.

Interest expense, net of interest income, increased by $22,029 or 10.0%. Interest expense, net of interest income, increased by $7,494 in our Regulated Water segment and by $9,824 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $4,711 primarily due to increased borrowings from the Company’s revolving credit facility and commercial paper issuances during the first nine months of 2025 as compared to the prior period.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Allowance for funds used during construction (“AFUDC”) increased by $3,536 or 22.8% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied, in our Regulated Water segment.

For the nine months ended September 30, 2025 and 2024, gain on sale of other assets totaled $669 and $92,067, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236 in its Regulated Natural Gas segment.

Our effective income tax rate was a benefit of 2.5% and an expense of 1.7% in the first nine months of 2025 and 2024, respectively. The increase in income tax benefit during the first nine months of 2025 is attributed to the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, offset by the decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$364,055	$334,477	$997,185	$916,850
Operations and maintenance expense	$105,681	$96,369	$295,248	$282,627
Segment net income	$122,014	$112,275	$330,416	$263,859

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	29.0%	28.8%	29.6%	30.8%
Depreciation and amortization	17.9%	17.3%	19.1%	18.8%
Taxes other than income taxes	5.0%	5.3%	5.2%	5.5%
Interest expense, net of interest income	10.5%	10.5%	11.2%	11.4%
Segment net income	33.5%	33.6%	33.1%	28.8%

Effective tax rate	13.6%	14.7%	9.0%	17.1%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Revenues from our Regulated Water segment increased by $29,578 or 8.8% for the third quarter of 2025 as compared to the same period in 2024, mainly due to the following:

•an increase in water and wastewater rates of $27,926;

•additional water and wastewater revenues of $1,370 associated with a larger customer base due to utility acquisitions and organic growth; and

•an increase in volume consumption of $288.

Operations and maintenance expense increased by $9,312 or 9.7% primarily due to the following:

•an increase in employee related costs of $2,705;

•an increase in bad debt expense of $3,508, of which $3,100 represents a favorable adjustment made during the third quarter of 2024 related to our Pennsylvania water customer assistance program; and

•an increase in production costs for water and wastewater operations of $2,437.

Depreciation and amortization increased by $7,318 or 12.6% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $3,139 or 8.9% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Allowance for funds used during construction (“AFUDC”) increased by $200 or 4.6% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 13.6% and 14.7% in the third quarter of 2025 and 2024, respectively. The decrease in the effective tax rate is primarily the result of increase in the income tax benefit associated with the tax deduction for qualifying infrastructure.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Revenues from our Regulated Water segment increased by $80,335 or 8.8% for the first nine months of 2025 as compared to the same period in 2024, mainly due to the following:

•an increase in water and wastewater rates of $80,835;

•additional water and wastewater revenues of $4,924 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in volume consumption of $5,343.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense increased by $12,621 or 4.5% primarily due to the following:

•an increase in employee related costs of $5,153;

•an increase in production costs for water and wastewater operations of $5,497; and

•an increase in management fees of $3,492; offset by

•a decrease in bad debt expense of $2,514, of which $5,889 relates to a favorable regulatory asset adjustment during the first quarter of 2025.

Depreciation and amortization increased by $17,859 or 10.3% primarily due to continued capital investment to expand and improve our utility facilities, a change in depreciation rates, and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $7,494 or 7.2% primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Allowance for funds used during construction (“AFUDC”) increased by $2,904 or 24.2% primarily due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Our effective income tax rate for our Regulated Water Segment was an expense of 9.0% and 17.1% in the first nine months of 2025 and 2024, respectively. The decrease in the effective tax rate is largely attributed to the release of $22,575 of income tax reserve regulatory liability based on the rate order received by Aqua Pennsylvania in February 2025.

Regulated Natural Gas Segment

Our Regulated Natural Gas segment recognizes revenues by selling gas directly to customers at approved rates or by transporting gas through our pipelines at approved rates to customers that have purchased gas directly from other producers, brokers, or marketers. Natural gas sales to residential, commercial and industrial customers are seasonal, which results in higher demand for natural gas for heating purposes during the colder months. A weather normalization adjustment (“WNA”) mechanism is in place for our natural gas customers served in Kentucky, and, beginning in October 2024, for our natural gas customers in Pennsylvania. The WNA mechanism serves to minimize the effects of weather on the Company’s ability to collect revenues to cover operating expenses for its residential and small and medium commercial natural gas customers. The WNA mechanism adjusts revenues earned for the variance between actual and normal weather and can have either positive (warmer than normal) or negative (colder than normal) effects on revenues.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$108,450	$96,731	$756,568	$549,250
Operations and maintenance expense	$47,453	$49,002	$152,914	$144,628
Purchased gas	$19,965	$17,603	$250,456	$175,825
Segment net income (loss)	$(24,831)	$(30,660)	$182,190	$177,563

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	43.8%	50.7%	20.2%	26.3%
Purchased gas	18.4%	18.2%	33.1%	32.0%
Depreciation and amortization	38.2%	35.5%	15.6%	18.1%
Taxes other than income taxes	5.2%	5.7%	1.8%	3.3%
Interest expense, net of interest income	24.2%	22.9%	10.3%	12.4%
Segment net income (loss)	-22.9%	-31.7%	24.1%	32.3%

Effective tax rate	18.3%	-0.7%	-23.4%	-27.9%

Three months ended September 30, 2025 compared with three months ended September 30, 2024

Operating revenues from the Regulated Natural Gas segment increased by $11,719 or by 12.1% due to:

•an increase in purchased gas costs of $2,362; refer to purchased gas costs discussion below for further information;

•an increase of $5,741 due to higher rates and other surcharges;

•an increase of $2,842 due to lower tax repair surcredit;

•an increase in customer assistance surcharge of $589, which generally has an offsetting amount in operations and maintenance expense; and

•a weather normalization adjustment of $155 in Pennsylvania, which had the effect of increasing revenues for the quarter ended September 30, 2025; offset by

•the impact of lower volumes delivered of $389.

Operations and maintenance expense for the three months ended September 30, 2025 decreased by $1,549 or 3.2% primarily due to the following:

•an increase in labor and employee benefits of $2,236;

•an increase in bad debt expense of $700; and

•an increase in customer assistance surcharge costs of $589, which generally has an offsetting amount in revenues; offset by

•a decrease in legal expenses of $815;

•a decrease in materials and supplies of $1,321; and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•a decrease in outside services and higher capitalization as a result of greater capital expenditures in the current period compared to the prior period.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $2,362 or 13.4% largely due to an increase in the average cost of gas of $3,989, offset by lower gas usage of $1,627 resulting from a slight shift in customer usage pattern during the third quarter of 2025.

Depreciation and amortization increased by $7,093 or 20.7% primarily due to continued capital investment, and the implementation of new depreciation rates following a recently completed rate case.

Interest expense, net, increased by $4,076 or 18.4% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 18.3% and an expense of 0.7% in the third quarter of 2025 and 2024, respectively. The increase in the income tax benefit is primarily attributed to the net increase in the tax benefit associated with the deduction for continued qualifying infrastructure investment, offset by decreases in both the state tax benefit and the amortization of the tax repairs surcredit based on a rate order received in September 2024.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024

Operating revenues from the Regulated Natural Gas segment increased by $207,318 or by 37.7% due to:

•an increase in purchased gas costs of $74,631; refer to purchased gas costs discussion below for further information;

•an increase of $65,755 due to higher rates and other surcharges;

•impact of higher volumes delivered of $34,311 due to colder weather conditions during the first nine months of 2025 as compared to 2024;

•an increase of $17,938 due to lower tax repair surcredit;

•an increase in customer assistance surcharge of $9,839, which generally has an offsetting amount in operations and maintenance expense; and

•a weather normalization adjustment of $2,717 in Pennsylvania, which had the effect of increasing revenues for the nine months ended September 30, 2025.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the nine months ended September 30, 2025 increased by $8,286 or 5.7% primarily due to the following:

•an increase in customer assistance surcharge costs of $9,839, which generally has an offsetting amount in revenues;

•an increase in labor and employee benefits of $6,739;

•an increase in legal expenses of $1,348; and

•an increase in bad debt expense of $1,526; offset by

•a decrease in materials and supplies of $2,882; and

•an increase in capitalization in our Regulated Natural Gas segment of $7,814 in the current period as compared with the prior period due to higher capital spend and increasing pool of eligible capitalizable costs.

Purchased gas increased by $74,631 or 42.4% due to an increase in the average cost of gas of $49,845 and higher gas usage of $25,172 due to colder weather conditions during the first nine months of 2025, offset by a decrease of $386 from the sale of our interest in three non-utility local microgrid and distributed energy projects in January 2024. During the first nine months of September 30, 2025, we experienced 3,299 actual HDDs, which was colder by 24.9% than prior year’s 2,642 HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory.

Depreciation and amortization increased by $18,688 or 18.8% primarily due to continued capital investment, and the implementation of new depreciation rates following a recently completed rate case.

Taxes other than income taxes decreased by $3,936 or 22.0% largely due to a favorable adjustment on sales and use tax accruals as a result of the closure of a sales and use tax audit during the second quarter of 2025.

Interest expense, net, increased by $9,824 or 14.4% primarily due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Gain on sale of assets was $0 and $91,581 for the nine-month period ended September 30, 2025 and 2024, respectively. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 23.4% and 27.9% in the first nine months of 2025 and 2024, respectively. The decrease in the income tax benefit is primarily attributed to decreases in both the state tax benefit and the amortization of the tax repair surcredit based on a rate order received in September 2024.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 17, Recent Accounting Pronouncements, to the condensed consolidated financial statements in this report.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 15 to the Company’s condensed consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Part 1, Item 1A – Risk Factors”, to which there have been no material changes except as supplemented by the following:

Risks Related to the Proposed Merger

The market price of shares of Essential Common Stock or American Water Common Stock will fluctuate and the Exchange Ratio will not be adjusted to reflect such fluctuations, and as a result, the Merger Consideration at the date of the closing of the Merger may vary significantly from the date the Merger Agreement was executed.

Upon completion of the Merger, each outstanding share of Essential Common Stock will be converted into the right to receive 0.305 shares of American Water Common Stock. The number of shares of American Water Common Stock to be issued pursuant to the Merger Agreement for each share of Essential Common Stock will not change to reflect changes in the market price of American Water Common Stock or Essential’s Common Stock. The market price of Essential Common Stock and American Water Common

Stock at the time of completion of the Merger may vary significantly from the price on the date the Merger Agreement was executed and/or the date or dates of special shareholder meetings to be held in connection with the Merger. Because we may not complete the Merger until a significant period of time has passed after these dates, the market value of American Water Common Stock issued in connection with the Merger and the Essential Common Stock surrendered in connection with the Merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market assessment of the likelihood that the Merger will be completed, changes in our or American Water’s business, operations or prospects prior to or following the Merger, litigation or regulatory considerations, reactions from the financial markets or analysts, general business, market, industry or economic conditions and other factors both within and beyond our and American Water’s control, including the risks, uncertainties and other factors described in “Part 1, Item 1A – Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our other SEC filings, and those described in American Water’s SEC filings. Neither we nor American Water may terminate the Merger Agreement solely because of changes in the market price of either company’s common stock.

The Merger is subject to various closing conditions, including the receipt of consents and approvals from various governmental and regulatory entities and third parties, and a failure to obtain all such consents or approvals or to satisfy such other closing conditions could prevent or delay the completion of the Merger or impose conditions that could have a material adverse effect on us or the combined company.

We anticipate that, subject to the receipt of all required regulatory and other consents and approvals and the satisfaction or waiver of all other closing conditions, the Merger will be completed in the first quarter of 2027. Among other closing conditions, completion of the Merger is conditioned upon the receipt of such required consents, orders and approvals from various governmental and regulatory entities and other third parties, including public utility commissions in certain states in which either or both companies operate, including without limitation the Pennsylvania Public Utility Commission. The Merger is also subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration or earlier termination of the waiting period (and any extension of the waiting period) applicable to the Merger is a condition to closing the Merger.

Approvals by shareholders of each of American Water and the Company will also be required to complete the Merger. We and American Water cannot provide any assurance that all of the required consents, orders and approvals will be obtained or that these consents, orders or approvals will not be conditioned on terms, conditions or restrictions that would be detrimental to the combined company after the completion of the Merger, including requiring one or both companies to dispose of certain assets. One or both company’s shareholders may not approve the Merger. The Merger Agreement allows, subject to certain conditions, limitations and exclusions, each party to terminate the Merger Agreement (and generally without the payment of a termination fee to the non-terminating party) if the final terms of any of the required regulatory consents, orders or approvals would result in or require an undertaking of efforts or the taking of action that would reasonably be expected to have, individually or in the aggregate, a “Burdensome Effect” (as defined in the Merger Agreement). Any substantial delay in obtaining satisfactory consents, orders or approvals, or the imposition of any requirements, terms or conditions in connection with a party’s obtaining such consents, orders or approvals, could be on terms that we or American Water do not believe to be reasonable or could cause a material reduction in the expected benefits of the Merger and/or an impairment or deterioration in our or American Water’s relationships with their respective applicable public utility commissions. If any such delays or conditions are significant enough, one or both parties may decide to abandon the Merger and terminate the Merger Agreement, subject to its terms. If the Merger is not completed, our ongoing businesses may be adversely affected, including, as follows:

•having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, a payment by us to American Water of a termination fee of $370 million;

•diversion of management’s attention from day-to-day operations;

•not pursuing other strategic transactions that we may have otherwise considered had we not entered into the Merger Agreement with American Water;

•we will have been subject to certain restrictions on the conduct of our ongoing businesses, which may have prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•the price of Essential Common Stock may decline to reflect assumptions by the market as to whether the Merger will be completed.

The Merger may cause suppliers, strategic partners, certain customers or others to delay or defer decisions regarding our business, and may adversely affect our ability to effectively manage our business.

The Merger will happen only if stated conditions are satisfied, including the receipt of the requisite shareholder approvals and the receipt of regulatory approvals, among other conditions. Many of the conditions are outside the parties’ control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty, or any disagreement with the decision to enter into the Merger Agreement, may cause our suppliers, vendors, strategic partners, certain customers or others that deal with us to delay or defer entering into contracts or make other decisions concerning us, or to seek to change or cancel existing business relationships. Any delay or deferral of those decisions or changes in existing agreements or relationships could have a material adverse effect on us and our financial condition and results of operations.

The Merger Agreement contains provisions that limit our and American Water’s ability to pursue certain alternatives to the Merger, which could discourage a potential acquirer of either American Water or us from making an alternative transaction proposal and, in certain circumstances, could require us or American Water to pay to the other party a significant termination fee.

Under the Merger Agreement, we and American Water are each restricted, subject to limited exceptions, from entering into certain alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, we and American Water are restricted from, among other things, soliciting, initiating, knowingly encouraging or knowingly facilitating the making of a proposal that is or would reasonably be expected to lead to a competing acquisition proposal from any person. Each of our and American Water’s board of directors is limited in its ability to change its recommendation with respect to the Merger and related proposals. We and/or American Water may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us or American Water from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or the competing transaction might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the Merger Agreement, in the event the Merger Agreement is terminated to accept a superior proposal, or under certain other circumstances, American Water would be required to pay a termination fee of $835 million to us in the case of a termination of the Merger Agreement by it, and we would be required to pay a termination fee of $370 million to American Water in the case of a termination of the Merger Agreement by us.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into a merger agreement. Even if these lawsuits are without merit, defending against these claims can result in substantial costs to the parties to the merger agreement and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of a merger, that injunction may delay or prevent such merger from being completed.

If completed, the Merger may not achieve its anticipated results, and American Water may not be able to integrate our operations and/or operate the combined company in the manner expected.

We and American Water entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, increased efficiencies of scale and size, increased geographic diversity, greater long-term growth opportunities for employees of the combined company, and other operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our and American Water’s businesses can be integrated in an efficient, effective and timely manner.

American Water could have difficulty integrating our assets, personnel and operations with its own. We anticipate that the integration of the two companies may ultimately be complex, and expect that significant time and resources will be devoted to this integration process. Risks and uncertainties that could impact the integration and combined company negatively include:

•unforeseen or significant difficulties in integrating the two companies and their assets, operations, cultures and employees;

•the potential disruption of the ongoing businesses and distraction of our and American Water’s management;

•changes in our or American Water’s business focus and/or management;

•risks related to American Water owning, operating, maintaining and successfully managing our natural gas distribution business, including any increased risks and liabilities associated with the operation of that business;

•difficulties in establishing and/or maintaining uniform standards, systems, controls, procedures and policies, including accounting and financial reporting, across both of the integrated companies, or merging or linking disparate ones;

•the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;

•the potential inability to manage an increased number of locations and employees; and

•the effect of any government regulations which relate to our business, including with respect to jurisdictions in which American Water’s regulated businesses currently do not operate.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger as and when expected. The combined company may have difficulty addressing possible differences in corporate cultures and management philosophies, and the various management and corporate governance constructs provided for in the Merger Agreement to govern the combined company, including with respect to the board of directors of the combined company, may not operate successfully as intended or desired. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and otherwise adversely affect the combined company’s future business, financial condition, operating results and prospects.

The companies may incur substantial and/or unexpected transaction fees and Merger-related costs in connection with the Merger.

We and American Water expect to incur substantial non-recurring expenses associated with completing the Merger, as well as expenses related to combining the operations of the two companies. The combined company may incur additional unanticipated costs in the integration of the companies’ businesses. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset some or all of the incremental transaction and Merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

Current shareholders of each company will have reduced ownership and voting interests in their respective companies after the Merger.

It is estimated that our current shareholders and American Water’s shareholders would own approximately 31% and 69% of the outstanding shares of American Water Common Stock, respectively, on a fully diluted basis immediately following the consummation of the Merger. Our and American Water’s shareholders currently have the right to vote for their respective directors and on other matters affecting their company. If the Merger occurs, each shareholder of the Company who receives shares of American Water Common Stock will become a shareholder of American Water with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of the Company. Correspondingly, upon the completion of the Merger, each holder of American Water Common Stock will remain a shareholder of American Water but with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage of ownership immediately prior to the Merger. As a result of these reduced ownership percentages, our former shareholders will have less voting power in the combined company than they now have with respect to the Company, and American Water’s shareholders will have less voting power in the combined company than they now have with respect to American Water.

Item 5 - Other Information

Security Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

Name & Title	Character of Trading Arrangement	Date of Adoption/ Termination	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan
Christopher Luning, Executive Vice President & General Counsel	Rule 10b5-1(c) Trading Arrangement	Terminated - August 28, 2025	Up to 24,224 shares to be sold	6/13/2025 - 12/15/2025

Item 6 – Exhibits

Exhibit No.	Description

2.1#

Agreement and Plan of Merger by and among American Water Works Company, Inc., Alpha Merger Sub, Inc. and Essential Utilities, Inc., dated as of October 26, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2025)

4.1

Ninth Supplemental Indenture, dated as of August 7, 2025, to Indenture Dated as of April 23, 2019, between Essential Utilities, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2025)

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

# Certain schedules and exhibits to this agreement have been omitted as permitted by rules or regulations of the SEC. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

The Merger Agreement filed as Exhibit 2.1 herewith has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about American Water or the Company, or any of their or our respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the Merger Agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosure schedules exchanged between the parties in connection with the execution of the Merger Agreement (such disclosure schedules having included information in each party’s public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of American Water or the Company, or any of their or our respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the reports and other documents that are or to be filed by the Company with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned thereunto duly authorized.

November 5, 2025

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer