Form 10-K
period 2025-12-31
Essential Utilities, Inc.
filed 2026-02-26
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025: $10,396,206,999

The number of shares outstanding of the registrant’s common stock as of February 19, 2026: 283,117,816

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the definitive Proxy Statement, relating to the 2026 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, have been incorporated by reference into Part III of this Form 10-K

0

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The Company

Essential Utilities, Inc., referred to as “Essential Utilities”, “Essential”, the “Company”, “we”, “us”, or “our”, a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc., or Aqua Pennsylvania, accounted for approximately 57% of operating revenues and approximately 72% of income for our Regulated Water segment in 2025. As of December 31, 2025, Aqua Pennsylvania provided water or wastewater services to approximately one-half of the total number of water and wastewater customers we serve. Aqua Pennsylvania’s service territory is located in the suburban areas in counties north and west of the City of Philadelphia and in 28 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 747,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based activities, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities. Currently, the Company seeks to acquire businesses in the U.S. regulated sector, focusing on water and wastewater utilities and to opportunistically pursue growth ventures in select market-based activities, such as infrastructure opportunities that are supplementary and complementary to our regulated water utility businesses.

On October 26, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Water Works Company, Inc. (“American Water”) and Alpha Merger Sub, Inc., a direct wholly owned subsidiary of American Water (“Merger Sub”). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of American Water.  Under the terms of the agreement, Essential shareholders will receive 0.305 shares of American Water common stock, par value $0.01 per share, (“American Water Common Stock”) for each share of our common stock, par value $0.50 per share, they own at the closing of the Merger.  The Company currently estimates that the closing of the proposed Merger will occur by the end of the first quarter of 2027, subject to the remaining customary closing conditions, including, among others, clearance under the Hart-Scott-Rodino Act, and regulatory approvals, including approval from the applicable public utility commissions. On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the Merger-related proposals, satisfying certain of the conditions to closing. See Item 1A – Risk Factors for a discussion of risks related to the Merger and Item 8 –Note 1 - Summary of Significant Accounting Policies of this Annual Report for additional information.

Operating Revenues and Segments

The following table reports our operating revenues, by principal state, for our Regulated Water segment, which includes both water and wastewater utility services, Regulated Natural Gas segment, and Other and eliminations for the year ended December 31, 2025:

	Operating Revenues (000's)	Operating Revenues (%)
Pennsylvania	$750,575	30.3%
Ohio	142,970	5.8%
Texas	107,290	4.3%
Illinois	115,831	4.7%
North Carolina	89,796	3.6%
Other states (1)	120,167	4.9%
Regulated Water segment total	1,326,629	53.6%

Pennsylvania	1,049,834	42.4%
Kentucky	68,041	2.8%
Regulated Natural Gas segment total	1,117,875	45.2%

Other and eliminations	30,111	1.2%
Consolidated	$2,474,615	100.0%

(1)Includes our water operating subsidiaries in the following states: New Jersey, Indiana, and Virginia.

The Company has identified eleven operating segments and has two reportable segments, the Regulated Water segment and the Regulated Natural Gas segment. The Regulated Water segment is comprised of eight operating segments for the Company’s water and wastewater regulated utility companies, aligned with the states where we provide these services. These operating segments are aggregated into one reportable segment since each of the Company’s operating segments has the following similarities: economic characteristics, nature of services, production processes, customers, water distribution or wastewater collection methods, and the nature of the regulatory environment. The Regulated Natural Gas segment is comprised of one operating segment representing natural gas utility companies, for which the Company provides natural gas distribution services. In addition to the Company’s two reportable segments, the Company includes two of its operating segments in “Other”. These businesses represent its non-regulated water, wastewater, and natural gas operations, which are not quantitatively significant to be reportable and therefore are included as a component of “Other”. In addition, “Other” and eliminations include corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Information concerning revenues, net income, significant segment expenses and related financial information for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for 2025, 2024, and 2023, is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19 – Segment Information in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

The following table summarizes our operating revenues, by utility customer class, for the Regulated Water and Regulated Natural Gas segments and Other and eliminations for the year ended December 31, 2025:

	Operating Revenues (000's)	Operating Revenues (%)
Residential water	$731,818	29.6%
Commercial water	208,617	8.4%
Fire protection	46,998	1.9%
Industrial water	41,619	1.7%
Other water	63,537	2.6%
Total water	1,092,589	44.2%
Wastewater	223,103	9.0%
Other utility	10,937	0.4%
Regulated Water segment total	1,326,629	53.6%

Residential gas	708,049	28.6%
Commercial gas	141,275	5.7%
Industrial gas	3,150	0.1%
Gas transportation	242,186	9.8%
Other utility	23,215	1.0%
Regulated Natural Gas segment total	1,117,875	45.2%

Other and eliminations	30,111	1.2%
Consolidated	$2,474,615	100.0%

Customers and Seasonality of Business

Our water utility customer base is diversified among residential water, commercial water, fire protection, industrial water, other water, wastewater customers, and other utility customers (consisting of contracted services that are associated with the utility operations). Residential water and wastewater customers make up the largest component of our water utility customer base, with these customers representing approximately 68%, 67%, and 69%, of our water and wastewater revenues for 2025, 2024, and 2023, respectively. Substantially all of our water utility customers are metered, which allows us to measure and bill for our customers’ water consumption. Water consumption per customer is affected by local weather conditions during the year, especially during late spring, summer, and early fall when discretionary and recreational use of water is at its highest. Consequently a higher proportion of annual Regulated Water segment operating revenues are realized in the second and third quarters. In general, during these seasons, an extended period of dry weather increases consumption, while above-average rainfall decreases consumption. Also, an increase in the average temperature generally causes an increase in water consumption. On occasion, abnormally dry weather in our service areas can result in governmental authorities declaring drought warnings and imposing water use restrictions in the affected areas, which could reduce water consumption. See “Business – Water Utility Supplies, and Facilities and Wastewater Utility Facilities” for a discussion of water use restrictions that may impact water consumption during abnormally dry weather. The geographic diversity of our water utility customer base reduces the effect of our exposure to extreme or unusual weather conditions in any one area of our service territories. During the year ended December 31, 2025, our operating revenues for our Regulated Water segment were derived principally from the following states: approximately 57% in Pennsylvania, 11% in Ohio, 9% in Illinois, 8% in Texas, and 7% in North Carolina. Water

usage is also affected by changing consumption patterns by our customers, resulting from such causes as increased water conservation and the installation of water saving devices and appliances that can result in decreased water usage. It is estimated that, in the event we experience a 0.5% decrease in residential water consumption, it would result in a decrease in annual residential water revenue of approximately $3,700,000, which would likely be partially offset by a reduction in incremental water production expenses such as chemicals and power.

Our natural gas utility customer base is diversified among residential gas, commercial gas, industrial gas, gas transportation, and other utility. Substantially all of our natural gas utility customers are metered, which allows us to measure and bill for our customers’ natural gas usage. Natural gas usage per customer is affected by local weather conditions during the year, especially during the fall, winter, and early spring. These patterns reflect the higher demand for natural gas for heating purposes during the colder months. The impact on our natural gas sales resulting from weather temperatures that are above or below normal is offset partially through our weather normalization adjustment mechanisms in place in Kentucky and in Pennsylvania (effective beginning October 2024).  During the year ended December 31, 2025, we experienced 5,380 actual heating degree days (HDDs), which was colder by 25.5% than the average or normal HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas. Our regulated natural gas revenues and expenses are also affected by the cost of gas. We are generally able to pass the cost of gas through to our customers using a purchased gas adjustment clause; therefore, fluctuations in the cost of purchased gas impact revenues on a dollar-for-dollar basis. Regulated natural gas revenues are affected by the cost of gas, higher gas costs, as well as general economic conditions, which may cause customers to conserve usage, or seek alternative energy sources. In addition, higher gas costs result in an increase to our purchased gas inventory, which requires additional borrowings under credit facilities, resulting in higher interest expense.

The Company’s growth in revenues over the past five years is primarily a result of increases in water and wastewater rates, increase in the cost of natural gas, and customer growth. See Economic Regulation for a discussion of water, wastewater, and natural gas rates. The increase in our utility customer base has been due to customers added through acquisitions, partnerships with developers, and organic growth (excluding dispositions) as shown below:

Year	Utility Customer Growth Rate
2025	0.8%
2024	0.6%
2023	1.0%
2022	1.7%
2021	1.2%

In 2025, 2024, 2023, 2022, and 2021, our customer count increased by 14,707, 11,845, 5,875, 31,537, and 21,246 customers, respectively, primarily due to the water and wastewater utility systems that we acquired and organic growth. Overall, for the five year period of 2021 through 2025, our utility customer base, adjusted to exclude customers associated with utility system dispositions, increased at an annual compound rate of 1.1%. During the five year period ended December 31, 2025, our utility customer base including customers associated with utility system acquisitions and dispositions increased from 1,798,803 at January 1, 2021 to 1,884,013 at December 31, 2025.

Acquisitions and Other Growth Ventures

Water and Wastewater Systems Acquisitions - We believe that acquisitions will continue to be an important source of customer growth for us. We intend to continue to pursue acquisitions of government-owned and regulated water and wastewater systems that provide services in areas near our existing service territories or in new service areas. We engage in continuing activities with respect to potential acquisitions, including calling on prospective sellers, performing analyses of and due diligence on acquisition candidates, making preliminary acquisition proposals, and negotiating the terms of potential acquisitions. Further, we are also seeking other potential business opportunities, including but not limited to, partnering with public and regulated utilities to invest in infrastructure projects, growing our market-based activities by acquiring businesses that provide water and wastewater or other utility-related services, and investing in infrastructure projects.

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

We are actively exploring opportunities to expand our water and wastewater utility operations through acquisitions or other growth ventures. During the three-year period ended December 31, 2025, we expanded our utility operations by completing 12 acquisitions of water or wastewater utilities or other similar assets.

Other Growth Ventures – In August 2025, the Company, through its wholly owned subsidiary, Aqua Infrastructure, entered into an agreement with IEP Hummingbird Energy LLC (“IEP”) whereby the Company agreed to invest in a project to develop a gas-fired plant to power a data center being constructed in Greene County, PA. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control. As of December 31, 2025, the

Company purchased a total of $25,125,000 convertible notes from IEP. Due to a change in project scope, to focus on grid provided power, on January 20, 2026, the Company received $20,000,000, representing the reimbursement of the deposit paid to the gas turbine manufacturer. The Company continues to be an investor in the project via its remaining convertible notes holdings and continues to have the right of first refusal to certain water and gas business opportunities.  As of December 31, 2025, $20,000,000 of the Convertible Note Investment is presented within Prepayments and other current assets and the remaining $5,125,000 is classified as a long-term asset in the accompanying consolidated balance sheets. Refer to Item 8 – Financial Statements – Note 7, Convertible Note Investment for further information. This investment underscores the Company’s commitment to innovation, sustainability, and regional economic development, while positioning its water, wastewater, and gas expertise as critical components of the expanding artificial intelligence-driven data infrastructure needs.

Capital Investment
One of the greatest challenges facing the United States is the rehabilitation of our nation’s aging infrastructure. The Company expects to invest approximately $8.7 billion from 2026 through 2030 to meet compliance requirements, improve water and natural gas systems, and better serve customers through improved information technology. These investments include replacing and expanding its water and wastewater utility infrastructure, construction of additional treatment facilities to comply with the latest water quality standards, and replacing and upgrading its natural gas utility infrastructure, with the latter leading to significant reductions in methane emissions that occur in aged gas pipes. These figures could change as plans for construction execution are refined. The capital investments made to rehabilitate and expand the infrastructure of the communities we serve is critical to our mission of safely and reliably delivering Earth’s most essential resources.

Supply and Facilities

Water Utility Supplies and Facilities and Wastewater Utility Facilities - Our water utility operations obtain their water supplies from surface water sources, underground aquifers, and water purchased from other water suppliers. Our water supplies are primarily self-supplied and processed at twenty-four surface water treatment plants located in five states, and numerous well stations located in the states in which we conduct business. Approximately 6.8% of our water supplies are provided through water purchased from other water suppliers. It is our policy to obtain and maintain the permits necessary to obtain and treat the water we distribute.

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

We own and operate underground natural gas storage facilities with capacity of 10.5 billion cubic feet (Bcf). Total working capacity is 5.3 Bcf for use during the heating season with a maximum daily withdrawal rate of 123.5 million cubic feet (MMcf). Additionally, we have contracted for off-system storage from interstate pipelines. The total amount of off-system storage under contract is 34.9 Bcf with a maximum daily withdrawal rate of 588.9 MMcf. We perform studies of our underground natural gas storage facilities to identify capital improvements. It is possible that disruptions to the storage facilities could occur, including failure of the facilities.

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

Natural Gas Gathering - Our Pennsylvania Regulated Natural Gas service territory is situated in the Marcellus Shale production region. Approximately 24% of the natural gas supply on the system is from locally produced gas, which we gather and transport into our distribution system. Our gathering system is regulated by the Pennsylvania Public Utility Commission which includes various safety, environmental and, in some circumstances, anti-discrimination requirements, and in some instances complaint-based rate regulation. Our gathering operations may be subject to ratable take and common purchaser statutes in the states in which we operate.

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

Our water and wastewater operations are comprised of 37 rate divisions, and our natural gas operations are comprised of two rate divisions. Each of our utility rate divisions requires a separate rate filing for the evaluation of the cost of service, including the recovery of investments, in connection with the establishment of rates for that rate division. When feasible and beneficial to our utility customers, we will seek approval from the applicable state regulatory commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some, of the rate divisions in that state.

In Ohio, Virginia, North Carolina, Texas, and Kentucky, we may bill our utility customers, in certain circumstances, in accordance with a base rate filing that is pending before the respective regulatory commission, which would allow for interim rates. As of December 31, 2025, we have no billings under interim rate arrangements for base rate case filings in progress. Furthermore, some utility commissions authorize the use of expense deferrals and amortization to provide for an impact on our operating income by an amount that approximates the requested amount in a rate request. In these states, the additional revenue billed and collected prior to the final regulatory commission ruling is subject to refund to customers based on the outcome of the ruling. The revenue recognized and the expenses deferred by us reflect an estimate as to the final outcome of the ruling. If the request is denied completely or in part, we could be required to refund to customers some or all of the revenue billed to date and write-off some or all of the deferred expenses.

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

The infrastructure rehabilitation surcharge typically adjusts periodically based on additional qualified capital expenditures completed or anticipated in a future period, and is capped at a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. These surcharges provided revenues of $15,189,189 in 2025, $45,749,987 in 2024, and $20,260,881 in 2023.

In our natural gas service territories, the public utility commissions have authorized bare steel and cast-iron replacement programs. In Pennsylvania, we have a Long-Term Infrastructure Replacement program with the Pennsylvania Public Utility Commission (PAPUC) where we have committed to the replacement of bare steel and cast-iron pipe. In Kentucky, we have a pipe replacement program tariff, which allows adjustment of regulated rates annually to earn a return on capital expenditures incurred subsequent to our last rate case which were associated with the replacement of bare steel and vintage plastic pipe. On August 29, 2025, we filed a petition for the approval of our third Long-Term Infrastructure Improvement Plan (LTIIP) with the PAPUC, covering the five-year period from January 1, 2026 through December 31, 2030. The third LTIIP targets 930 miles of pipeline replacement for a total capital investment of approximately $3,000,000,000. On December 18, 2025, the PAPUC approved our third LTIIP without modification.

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

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. Based on this tax legislative guidance, in the second quarter of 2023, the Company reevaluated the uncertain tax positions related to the Regulated Water Segment and reclassified a portion of its historical income tax reserves as a regulatory liability until accounting treatment is determined in its next base rate case. In the first quarter of 2025, based on the rate order received by Aqua Pennsylvania, the Company released $22,575,000 of income tax reserve regulatory liability, while the remaining tax benefit of $4,874,000 from the reserve release will be refunded to customers through base rates over a two-year period. Please refer to Note 8 – Income Taxes for more detail.

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

From time to time, Essential Utilities has acquired, and may acquire, systems that have environmental compliance issues. Environmental compliance issues also arise in the course of normal operations or as a result of regulatory changes. Essential Utilities attempts to align capital budgeting and expenditures to address these issues in due course. We estimate the capital expenditures required to address outstanding environmental compliance issues in our water and wastewater systems and budgeted in our capital program to be approximately $175,000,000, or 3.8% of our expected total water and wastewater capital expenditures over the next five years (2026-2030). These capital expenditures do not include the amounts related to compliance with the final National Primary Drinking Water Regulation (NPDWR) and Lead and Copper Rule Improvements (LCRI), discussed below, which are budgeted separately. We are also parties to agreements with regulatory agencies in Pennsylvania, Texas, and Illinois under which we have committed to make improvements for environmental compliance. These agreements are intended to provide the regulators with assurance that problems covered by these agreements will be addressed, and the agreements generally provide protection from fines, penalties, and other actions while corrective measures are being implemented. We are working with state environmental officials in Pennsylvania, Texas, and Illinois to implement or amend regulatory agreements as necessary.

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

As a large and diversified utility, a strong environmental management system is critical to our operations. Our Environmental, Health, and Safety management program identifies, prioritizes, communicates, mitigates, and manages risks to ensure safe and reliable service for our customers. Our water and gas businesses also have detailed emergency response plans and business continuity plans that outline required procedures, guidelines, organizational support, and communication plans for responding to natural gas emergencies on pipeline systems, customer service outages, or other natural disasters that present potential hazards to the public, property, or environment.

Safe Drinking Water Act - The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (EPA) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act set standards regarding the amount of microbial and chemical contaminants and radionuclides in drinking water.

On April 10, 2024, the EPA announced the final NPDWR for the treatment of six per- and polyfluoroalkyl substances or compounds (PFAS), namely Perfluorooctanoic acid (PFOA), Perfluorooctanesulfonate (PFOS), Perfluorohexanesulfonic acid (PFHxS), Perfluorononanoic acid (PFNA), Hexafluoropropylene oxide-dimer acid (HFPO-DA or GenX) (commonly known as GenX), and Perfluorobutanesulfonic acid (PFBS). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply. The Company performed its analysis of the NPDWR and estimated an investment of at least $450,000,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e., 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements. To date, the Company has identified over 300 sites requiring PFAS remediation. As of December 31, 2025, we have invested approximately $60,0000,000 to remediate PFAS at 100 sites.

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

On May 14, 2025, the EPA announced its intent to rescind the regulations and reconsider the regulatory determinations for PFHxS, PFNA, HFPO-DA (commonly known as GenX), and the Hazard Index mixture of these three plus PFBS but decided to keep the current NPDWR for PFOA and PFOS at 4 parts per trillion.  The EPA also announced that it plans to develop a rulemaking to provide additional time for compliance, including a proposal to extend the compliance date to 2031.  However, the EPA has not proposed a rulemaking on the timeline extension to date.  As a follow up action by the EPA, on September 11, 2025, the EPA asked the D.C. Circuit Court of Appeals to vacate the agency’s own drinking water standards (MCLs) for four PFAS chemicals: PFNA, PFHxS, HFPO-DA, and (through a “hazard index”) PFBS. On January 20, 2026, the D.C. Circuit Court of Appeals denied the EPA request to remove the maximum contaminant limits on these four PFAS chemicals. The case proceeds through full briefing and a final decision on the merits is expected later in 2026.

The Company continues to advocate for actions to hold polluters accountable and is part of the Multi-District Litigation and other legal actions against multiple PFAS manufacturers and polluters to attempt to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters and is seeking damages and other costs to address the contamination of its public water supply systems by PFAS. The Company is also monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings. For more information, see Item 8 - Note 10 to the Company’s Notes to Consolidated Financial Statements.

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

Dam Safety - Our subsidiaries own 32 dams, of which 18 are classified as high hazard dams that are subject to the requirements of the federal and state regulations related to dam safety, which undergo regular inspections and an annual engineering inspection. After a thorough review and inspection of our dams by professional outside engineering firms, we believe that all 18 dams are structurally sound and well-maintained, except as described below. These inspections provide recommendations for ongoing rehabilitation which we include in our capital improvement program. The Company has approximately $54,000,000 in capital improvements budgeted between 2026 and 2030 for dam improvements.

We performed studies of our dams that identified five high hazard dams in Pennsylvania and one high hazard dam in Ohio requiring capital improvements. These capital improvements result from the adoption by state regulatory agencies of revised formulas for calculating the magnitude of a possible maximum flood event. The most significant capital improvement remaining to be performed in our dam improvement program is on one dam in Pennsylvania at a total estimated cost of $15,000,000. Design for this dam commenced in 2013 and construction is expected to be completed in 2030. An additional four high hazard dams in Pennsylvania were recently added due to an acquisition in 2023.  These dams are undergoing additional evaluations but have capital improvements budgeted for currently identified needs in the 2026 to 2030 period.

Lead and Copper Rule – On October 30, 2024, the EPA issued the final LCRI which require water systems to identify and replace lead pipes by 2037, lowers the lead action level threshold, and requires more proactive communications about lead pipes and plans for replacements, among other items. The LCRI builds upon the Lead and Copper Rule Revisions (LCRR) issued in 2021 and the Lead and Copper Rule (LCR) issued in 1992. The Company has been replacing lead service lines as part of its ongoing water main replacement and service line renewal programs, and in accordance with applicable state regulations. Pursuant to the LCRR, the Company completed the submission of its initial lead service line inventories on October 14, 2024. As of December 31, 2025, the Company estimates that approximately 5.2% of its regulated water service systems contain some lead or galvanized service lines requiring replacement. The Company currently has budgeted approximately $174,000,000 of capital expenditures over the next five years for lead and galvanized service line replacement.

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

In May 2023, PHMSA proposed numerous regulatory revisions to minimize methane emissions and improve public safety. Under these proposed revisions, we would be required to increase the frequency of leak detection surveys, accelerate the repair of leaks found, and expand our existing advanced leak detection program. In September 2023, PHMSA proposed additional regulatory revisions to enhance distribution system safety through equipment and procedural expectations. Operators will be required to incorporate additional protections for low pressure distribution systems that prevent over-pressurization, amend construction procedures designed to minimize the risk of incidents caused by system over-pressurization, and update distribution integrity management programs to cover and prepare for over-pressurization incidents. On November 30, 2023, the House Transportation & Infrastructure Committee introduced new pipeline safety reauthorization legislation known as the PIPES Act of 2023 to reauthorize and finalize PHMSA’s safety programs for the next four years. On January 20, 2025, in order to align with the new administration’s deregulatory focus, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. Management continues to evaluate and monitor PHMSA-related legislation and regulations. To the extent such rulemakings ultimately impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Environmental Stewardship

The way we do business at Essential reflects our commitment to a sustainable, safe, and healthy environment for all our stakeholders. Sustainability is deeply engrained in our business strategy. We ensure environmental stewardship remains a priority for management by factoring several benchmarks into executive compensation. In December 2025, for the fifth consecutive year, the Company has been named to Newsweek’s list of America’s Most Responsible Companies, which celebrates public companies that have demonstrated meaningful and impactful environmental, social and corporate governance business practices.

Early in 2021, we announced an enterprise-wide commitment that by 2035, we will reduce our Scope 1 and 2 greenhouse gas emissions by 60% from our 2019 baseline. Almost all of our Company’s Scope 1 emissions come from our gas operations. As natural gas travels through our network of underground pipes on its way to customers, a very small portion of this volume leaks out and escapes into the atmosphere, often due to corrosion leaks, material defects, or excavation damages. We replaced 268 miles of gas pipeline in 2025 and over 1,200 since 2021. As of December 31, 2025, we have an inventory of 2,200 miles of gas pipeline targeted for replacement in the LTIIP, which we estimate to complete by 2038. Scope 2 emissions are largely from our water and wastewater operations, as it takes considerable electrical energy to treat water and wastewater, as well as to pump water through our distribution pipe network. We have made strides in making our operations as energy efficient as possible. We continue to minimize water loss from leaks, thereby reducing the volume of water that must be treated and moved through our system and consequently reducing energy use. We also made significant headway in using renewable electricity to power our water and wastewater operations in Illinois, New Jersey, Ohio, Pennsylvania, and Texas. Through 2024, we have achieved 28% emissions reduction from our 2019 baseline.

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

As of December 31, 2025, we employed a total of 3,303 full-time employees. Our subsidiaries are parties to 23 labor agreements with labor unions covering 1,709 employees. The labor agreements expire at various times up until 2029.

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

Voluntary Attrition and Turnover - The Company measures turnover rates of its employees in assessing the Company’s overall human capital. The Company’s voluntary attrition rate (not including retirements) for 2025 was 2.6% at the executive and senior management level, 4.8% at the mid-level manager level, 6.4% at the professional level, and 6.6% across all other employees. Our overall voluntary attrition rate of 6.3% in 2025 was lower than last year’s voluntary attrition rate of 6.7%. We believe our low voluntary attrition rate is in part a result of the Company’s continued commitment to employee development, competitive pay and benefits, and our culture.

Inclusion Initiatives - Diversity of backgrounds, ideas, thoughts, and experiences is essential to our culture and the way we do business. Creating an environment where our differences are valued and where every person feels a sense of belonging and engagement supports a thriving organization that cares about our customers and ensures our continued long-term success. In order to promote a culture of inclusion, we have conducted educational workshops to foster better understanding of different points of view and how pre-conceived notions impact relationships at work. We also support diverse segments of our workforce through employee resource groups, such as the Black Resource Group, LGBTQ+ Pride Resource Group, Women in Energy Group, and Women’s Resource Group. These groups welcome participation from all employees in order to learn from a cultural perspective and support each other through allyship.

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

kk

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

•expected timing and likelihood of completion of our proposed Merger with American Water;

•opportunities for future acquisitions, both within and outside the water and wastewater industries, the success of pending acquisitions and the impact of future acquisitions;

•Merger or acquisition-related costs and synergies;

•the impact of decisions of governmental and regulatory bodies, including decisions to raise or lower rates and decisions regarding potential acquisitions and our proposed Merger with American Water;

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

•the impairment of goodwill or decline in the value of its other assets resulting in a non-cash charge to earnings;

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including but not limited to:

•our ability to operate our business successfully while closing of the Merger is pending, including operating within the restrictions imposed on our business by the Merger Agreement and retaining key business partners and management personnel;

•the success in the closing of, and the profitability of the Merger and any future acquisitions;

•changes in general economic, political, business, credit, and financial market conditions and interest rates;

•our ability to control operating expenses, achieve operating efficiencies, support programs that promote affordability of our services, and manage the expansion of our business;

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

•impacts from public health threats, including on consumption, usage, supply chain, and collections;

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

•inflation and potential impact of new or sustained changes to tariffs on the availability and costs of goods and services;

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

•changes in accounting pronouncements;

•litigation and claims;

•restrictions on our subsidiaries’ ability to make dividend payments and other distributions; and

•in addition to the foregoing, various risks and other uncertainties associated with the Merger Agreement.

Risks Related to the Proposed Merger

The market price of shares of our common stock or American Water Common Stock will fluctuate and the Exchange Ratio will not be adjusted to reflect such fluctuations, and as a result, the Merger Consideration at the date of the closing of the Merger may vary significantly from the date the Merger Agreement was executed.

Upon completion of the Merger, each outstanding share of our common stock will be converted into the right to receive 0.305 shares of American Water Common Stock. The number of shares of American Water Common Stock to be issued pursuant to the Merger Agreement for each share of our common stock will not change to reflect changes in the market price of American Water Common Stock or Essential’s Common Stock. The market price of our common stock and American Water Common Stock at the time of completion of the Merger may vary significantly from the price on the date the Merger Agreement was executed and February 10, 2026, the date of the special shareholder meetings. Because we may not complete the Merger until a significant period of time has passed after these dates, the market value of American Water Common Stock issued in connection with the Merger and our common stock surrendered in connection with the Merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market assessment of the likelihood that the Merger will be completed, changes in our or American Water’s business, operations, or prospects prior to or following the Merger, litigation or regulatory considerations, reactions from the financial markets or analysts, general business, market, industry, or economic conditions and other factors both within and beyond our and American Water’s control, including the risks, uncertainties and other factors described in this Risk Factors section of our Annual Report on Form 10-K, and in our other SEC filings, and those described in American Water’s SEC filings. Neither we nor American Water may terminate the Merger Agreement solely because of changes in the market price of either company’s common stock.

The Merger is subject to various remaining closing conditions, including the receipt of consents and approvals from various governmental and regulatory entities and third parties, and a failure to obtain all such remaining consents or approvals or to satisfy such other closing conditions could prevent or delay the completion of the Merger or impose conditions that could have a material adverse effect on us or the combined company.

We anticipate that, subject to the receipt of all required regulatory and other consents and approvals and the satisfaction or waiver of all other closing conditions, the Merger will be completed in the first quarter of 2027. Among other closing conditions that remain, completion of the Merger is conditioned upon the receipt of such required consents, orders, and approvals from various governmental and regulatory entities and other third parties, including public utility commissions in certain states in which either or both companies operate, including without limitation the Pennsylvania Public Utility Commission. The Merger is also subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration or earlier termination of the waiting period (and any extension of the waiting period) applicable to the Merger is a condition to closing the Merger.

We and American Water cannot provide any assurance that all of the remaining required consents, orders, and approvals will be obtained or that these consents, orders, or approvals will not be conditioned on terms, conditions, or restrictions that would be detrimental to the combined company after the completion of the Merger, including requiring one or both companies to dispose of certain assets. The Merger Agreement allows, subject to certain conditions, limitations, and exclusions, each party to terminate the Merger Agreement (and generally without the payment of a termination fee to the non-terminating party) if the final terms of any of the required regulatory consents, orders or approvals would result in or require an undertaking of efforts or the taking of action that would reasonably be expected to have, individually or in the aggregate, a “Burdensome Effect” (as defined in the Merger Agreement). Any substantial delay in obtaining satisfactory consents, orders, or approvals, or the imposition of any requirements, terms, or conditions in connection with a party’s obtaining such consents, orders, or approvals, could be on terms that we or American Water do not believe to be reasonable or could cause a material reduction in the expected benefits of the Merger and/or an impairment or deterioration in our or American Water’s relationships with their respective applicable public utility commissions. If any such delays or conditions are significant enough, one or both parties may decide to abandon the Merger and terminate the Merger Agreement, subject to its terms. If the Merger is not completed, our ongoing businesses may be adversely affected, including, as follows:

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

•we will have been subject to certain restrictions on the conduct of our ongoing businesses, which may prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger is pending; and

•the price of our common stock may decline to reflect assumptions by the market as to whether the Merger will be completed.

The Merger may cause suppliers, strategic partners, certain customers, or others to delay or defer decisions regarding our business, and may adversely affect our ability to effectively manage our business.

The Merger will happen only if the remaining stated conditions are satisfied, including the receipt of regulatory approvals, among other conditions. Many of the remaining conditions are outside the parties’ control, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty, or any disagreement with the decision to enter into the Merger Agreement, may cause our suppliers, vendors, strategic partners, certain customers, or others that deal with us to delay or defer entering into contracts or make other decisions concerning us, or to seek to change or cancel existing business relationships. Any delay or deferral of those decisions or changes in existing agreements or relationships could have a material adverse effect on us and our financial condition and results of operations.

The Merger Agreement contains provisions that limit our and American Water’s ability to pursue certain alternatives to the Merger, which could discourage a potential acquirer of either American Water or us from making an alternative transaction proposal and, in certain circumstances, could require us or American Water to pay to the other party a significant termination fee.

Under the Merger Agreement, we and American Water are each restricted, subject to limited exceptions, from entering into certain alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, we and American Water are restricted from, among other things, soliciting, initiating, knowingly encouraging, or knowingly facilitating the making of a proposal that is or would reasonably be expected to lead to a competing acquisition proposal from any person. Each of our and American Water’s board of directors is limited in its ability to change its recommendation with respect to the Merger and related proposals. We and/or American Water may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us or American Water from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or the competing transaction might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the Merger Agreement, in the event the

Merger Agreement is terminated to accept a superior proposal, or under certain other circumstances, American Water would be required to pay a termination fee of $835 million to us in the case of a termination of the Merger Agreement by it, and we would be required to pay a termination fee of $370 million to American Water in the case of a termination of the Merger Agreement by us.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits, lawsuits seeking to enjoin the Merger, and derivative lawsuits are often brought against companies that have entered into a merger agreement. Even if these lawsuits are without merit, defending against these claims can result in substantial costs to the parties to the merger agreement and divert management time and resources. Additionally, if any such litigation occurs, and if a plaintiff is successful in obtaining an injunction prohibiting the completion of the Merger, that injunction may delay or prevent the Merger from being completed.

If completed, the Merger may not achieve its anticipated results, and American Water may not be able to integrate our operations and/or operate the combined company in the manner expected.

We and American Water entered into the Merger Agreement with the expectation that the Merger will result in various benefits, including, among other things, increased efficiencies of scale and size, increased geographic diversity, greater long-term growth opportunities for employees of the combined company, and other operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether our and American Water’s businesses can be integrated in an efficient, effective, and timely manner.

American Water could have difficulty integrating our assets, personnel, and operations with its own. We anticipate that the integration of the two companies may ultimately be complex, and expect that significant time and resources will be devoted to this integration process. Risks and uncertainties that could impact the integration and combined company negatively include:

•unforeseen or significant difficulties in integrating the two companies and their assets, operations, cultures, and employees;

•the potential disruption of the ongoing businesses and distraction of our and American Water’s management;

•changes in our or American Water’s business focus and/or management;

•risks related to American Water owning, operating, maintaining, and successfully managing our natural gas distribution business, including any increased risks and liabilities associated with the operation of that business;

•difficulties in establishing and/or maintaining uniform standards, systems, controls, procedures, and policies, including accounting and financial reporting, across both of the integrated companies, or merging or linking disparate ones;

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

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger as and when expected. The combined company may have difficulty addressing possible differences in corporate cultures and management philosophies, and the various management and corporate governance constructs provided for in the Merger Agreement to govern the combined company, including with respect to the board of directors of the combined company, may not operate successfully as intended or desired. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and otherwise adversely affect the combined company’s future business, financial condition, operating results, and prospects.

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

The shares of American Water Common Stock to be received by our shareholders upon completion of the Merger will have different rights from shares of our common stock.

Upon completion of the Merger, Essential’s shareholders will no longer be shareholders of Essential but will instead become shareholders of American Water, and their rights as American Water shareholders will be governed by the terms of the American Water certificate of incorporation and bylaws. The terms of the American Water certificate of incorporation and bylaws are in some respects materially different than the terms of the Essential articles of incorporation and bylaws, which currently govern the rights of Essential shareholders. Additionally, American Water is a Delaware corporation governed by the Delaware General Corporation Law, and Essential is a Pennsylvania corporation governed by the Pennsylvania Business Corporation Law, the Pennsylvania Entity Transactions Law, and other applicable parts of the Pennsylvania Associations Code, and these state statutes provide for different rights in certain circumstances.

Current shareholders of each company will have reduced ownership and voting interests in their respective companies after the Merger.

Our and American Water’s shareholders currently have the right to vote for their respective directors and on other matters affecting their company. If the Merger occurs, each shareholder of Essential who receives shares of American Water Common Stock will become a shareholder of American Water with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Essential. Correspondingly, upon the completion of the Merger, each holder of American Water Common Stock will remain a shareholder of American Water but with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage of ownership immediately prior to the Merger. As a result of these reduced ownership percentages, our former shareholders will have less voting power in the combined company than they now have with respect to Essential, and American Water’s shareholders will have less voting power in the combined company than they now have with respect to American Water.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Internal Revenue Code of 1986 (the “Code”), the U.S. holders of Essential Common Stock may be required to pay additional U.S. federal income taxes.

American Water and Essential intend for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes. Nevertheless, it is not a condition to American Water’s obligation or Essential’s obligation to complete the transactions that the Merger qualify as a “reorganization.”

American Water and Essential have not sought and will not seek any ruling from the IRS regarding any matters relating to the Merger and the other transactions contemplated by the Merger Agreement, and, as a result, there can be no assurance that the IRS would not assert, or that a court would not sustain, a position contrary to any of the conclusions herein. If the IRS or a court determines that the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of Essential’s Common Stock generally would recognize taxable gain or loss upon the exchange of Essential’s Common Stock for American Water Common Stock pursuant to the Merger.

U.S. holders of Essential’s Common Stock should consult their tax advisors as to the U.S. federal income tax consequences of the Merger, including the income tax consequences arising from such U.S. holders’ particular circumstances, and as to any estate, gift, state, local, or non-U.S. tax consequences arising out of the Merger.

The Merger may not be accretive to the combined company’s earnings and may adversely affect the combined company’s earnings per share, which may negatively affect the market price of the combined company’s common stock.

American Water and Essential currently anticipate that the Merger will be accretive to the combined company’s earnings per share in 2028, the first full year following the completion of the Merger. This expectation is based on preliminary estimates that are subject to change. The combined company could also encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the Merger, or be subject to other factors that affect American Water’s and Essential’s preliminary estimates. Any of these factors could cause a decrease in the combined company’s earnings per share or decrease or delay the expected accretive effect of the Merger and contribute to a decrease in the market price of the combined company’s common stock.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and American Water and Essential may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

American Water and Essential are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company’s success after the completion of the Merger will depend in part upon the ability of American Water and Essential to attract, motivate, and retain key management personnel and other key employees. Prior to completion of the Merger, current and prospective employees of American Water and Essential may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on the ability of each of American Water and Essential to attract, motivate, or retain management personnel and other key employees. In addition, no assurance can be given that the combined company will be able to attract, motivate, or retain management personnel and other key employees of American Water and Essential to the same extent that American Water and Essential have previously been able to attract or retain their own employees.

The future results and market value of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Merger or the combined company fails to successfully execute its business strategy and objectives.

Following the completion of the Merger, the size of the combined company’s business will be significantly larger than the current size of either American Water’s or Essential’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement operational, managerial, financial, and strategic initiatives that address not only the integration of two independent standalone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity.

In addition, the success of the Merger will depend, in part, on the ability of each of American Water and Essential to successfully execute its business strategy. If the combined company is not able to achieve its business strategy on a timely basis, or otherwise fails to perform in accordance with the expectations of the parties, the anticipated benefits of the Merger may not be realized fully or at all, and the Merger may materially adversely affect the results of operations, financial condition, and prospects of the combined company, and, consequently, the market value of the combined company’s common stock.

The Merger will combine companies that are affected by developments in the water and wastewater utility industries and, additionally, with respect to Essential, the natural gas industry, including changes in regulation. Any failure to adapt to changing regulatory environments after the Merger could adversely affect the stability of the combined company’s earnings.

Because American Water, Essential, and their respective subsidiaries are significantly regulated in the United States, the two companies have been and will continue to be affected by legislative, political, and regulatory developments. After the Merger, the combined company and/or its subsidiaries will be subject to extensive regulation in the states in which the combined company will operate. The costs and burdens associated with complying with these regulations may have an adverse effect on the combined company. Moreover, potential legislative, political, or regulatory changes, or other similar changes, may create greater risks to the stability of the combined company’s revenue, income, and earnings generally.

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

Inflation, and the potential impact of new or sustained changes to tariffs, could adversely impact our ability to control costs, including operating expenses and capital costs.

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

The rates we charge our customers are subject to approval by utility commissions in the states in which we operate. We file rate increase requests, from time to time, to recover our investments in utility plant and expenses. Our ability to maintain and meet our financial objectives is dependent upon the recovery of, and return on, our capital investments and expenses through the rates we charge our customers. Once a rate increase petition is filed with a utility commission, the ensuing administrative and hearing process may be lengthy and costly, and our costs may not always be fully recoverable. The timing of our rate increase requests are therefore partially dependent upon the estimated cost of the administrative process in relation to the investments and expenses that we expect to recover through the rate increase. In addition, the amount or frequency of rate increases may be decreased or lengthened as a result of many factors including changes in regulatory oversight in the states in which we operate utilities and income tax laws, including regulations regarding tax-basis depreciation as it applies to our capital expenditures or qualifying utility asset improvements. There is currently mounting focus on affordability at the state and federal level, with utility rates rising faster than inflation, and customer dissatisfaction reaching historic highs. Utility regulators are facing political pressure to manage affordability, which could lead commissions to grant lower rate increases, thus impacting our financial performance. We can provide no assurances that any future rate increase request will be approved by the appropriate utility commission; and, if approved, we cannot guarantee that these rate increases will be granted in a timely or sufficient manner.

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

We continue to make substantial investments in our information technology systems to drive customer satisfaction and productivity. These investments may involve replacing existing systems, some of which are older, legacy systems, the potential adoption of generative artificial intelligence (“AI”) in certain processes, migration of applications to the cloud, and maintaining or enhancing legacy systems, among others. We could be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into operations.

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

Peoples’ revenues are seasonal and temperature sensitive and vary from year-to-year, depending on weather conditions, with a substantial portion of Peoples’ revenue occurring in the first and fourth quarters of the year due to colder temperatures and increased heating needs. In 2025, this amounted to 74%, for the first and fourth quarters. This has the effect of reducing our quarterly revenues in the spring and summer months. In addition, warmer-than-normal-weather conditions can decrease the amount of natural gas Peoples sells in any year, which could adversely affect our business, financial condition, and results of operations. Finally, significantly colder-than-normal weather conditions can materially increase natural gas usage, resulting in challenges for our operations and our ability to serve our customers. Effective October 2024, the weather impact on cash flow is mitigated by a weather normalization adjustment (“WNA”) in Peoples’ Pennsylvania rate jurisdiction. This mechanism is designed to help stabilize collection of fixed costs by adjusting customer billings based on temperature variances from average weather.

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

Approximately 51% of our Regulated Water and Regulated Natural Gas segments’ workforce is unionized under 23 labor contracts with labor unions, which expire at various times up until 2029. In light of rising costs for healthcare and retirement benefits, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor actions as we negotiate with the unions to address these issues, which could harm our business, financial condition, and results of operations. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Workforce-related risks, including risks due to uncertainties created by the proposed Merger, may affect our results of operations.

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

•new or sustained changes to tariffs could result in supply chain disruptions.

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

We have significant amounts of goodwill resulting from the acquisition of utility systems and businesses. As of December 31, 2025, the net carrying value of goodwill amounted to $2,348,559,000 or 12.1% of our total assets. Of the balance, $2,277,447,000 relates to our Regulated Natural Gas reporting unit. Goodwill is initially recorded at fair value, not amortized and reviewed for impairment at least annually or more frequently if impairment indicators arise. Indicators that are considered significant include changes in performance relative to expected operating results, significant negative industry or economic trends, including rising interest rates, or a significant decline in our stock price and/or market capitalization for a sustained period of time. If certain factors arise, we may be required to record a significant non-cash charge to earnings in our consolidated financial statements during the period in which an impairment of our goodwill is determined. Any such non-cash charge could have a material adverse impact on our results of operations and stockholders’ equity.

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

We are devoting our attention to various emerging contaminants, including the Per- and Polyfluoroalkyl Substances (PFAS) family of chemicals and other chemicals and substances that do not have any federal regulatory standard in drinking water. We comply with governmental agency guidance that recommends the standard of protection from these contaminants, and we monitor proposed standards and other governmental agency guidance regarding these contaminants. On April 10, 2024, the EPA announced the final National Primary Drinking Water Regulation (NPDWR) for the treatment of six per- and polyfluoroalkyl substances or compounds (PFAS). The NPDWR established the maximum contaminant levels (MCLs) in drinking water and allows for a five-year window to comply. The Company estimated an investment of at least $450,000,000 of capital expenditures to install additional treatment facilities over the Compliance Period in order to comply (i.e., 2029 pending no delays due to lawsuits). This figure could increase as plans for construction execution are refined or if additional sites require treatment in the future. Additionally, the Company estimates annual operating expenses of approximately five percent of the installed capital expenditures, in today’s dollars, related to testing, treatment, and disposal. These are preliminary estimates and actual capital expenditures and expenses may differ based upon a variety of factors, including supply chain issues and site-by-site requirements.

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

Risks Related to the Company’s Capital Needs and Common Stock

We have substantial indebtedness, as a result, it may be more difficult for the Company to pay or refinance its debts or take other actions, and the Company may need to divert cash to fund debt service payments. In addition, the proposed Merger may make it more difficult to raise significant debt and equity capital.

As of December 31, 2025, our aggregate long-term and short-term debt balance was $8,331,987,000. The substantial indebtedness could:

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

One important element of our growth strategy is the acquisition and integration of regulated utility systems in order to broaden our service areas. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates. The proposed Merger may make it more difficult for us to attract acquisition targets. It is our intent, when practical, to integrate any businesses we acquire with our existing operations. Investing in and integrating acquisitions could require us to incur significant costs and cause diversion of our management's time and resources, and we may be unable to successfully integrate our business with acquired businesses or to realize anticipated benefits of acquisitions. Acquisitions by us could also result in:

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

Risk Management and Strategy

In connection with our enterprise risk management process, we identify, prioritize and monitor key risks that may affect the Company, including risks from cyber threats. Our cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We have enterprise-wide security policies, standards and controls that incorporate best practices in security engineering, technology architecture and data protection, which support regulatory compliance. Our program includes encryption, data masking technology, data loss prevention technology, authentication technology, entitlement management, access control, anti-malware software and transmission of data over private networks, among other procedures designed to protect against unauthorized access to information. We also implemented specialized programs, such as enterprise-wide communications, presentations, phishing simulations and focused training for specific roles, as well as a general cybersecurity training program required for all employees annually. We also engage third parties to perform regular reviews of our security framework controls to promote objectivity. Our processes to identify, assess and manage material risks of cyber threats include risks associated with third party service providers, including cloud-based platforms. We believe that these processes provide us with a comprehensive assessment of potential cyber threats.

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

We have a cyber incident response (IR) plan which outlines the general guidelines for responding to computer security incidents throughout the Company’s information technology and operational technology environments. In addition to providing a standardized, enterprise-wide IR process flow, it establishes the roles and responsibilities for the Company and its IR stakeholders, and identifies incident triggering sources, incident types and incident severity levels. This IR plan applies to all Company employees and contractors responding to computer security incidents involving Company information technology systems and information assets. We also maintain cybersecurity insurance to promote resiliency and reduce risk.

Governance

Role of Management - Our cybersecurity program is overseen by a cross-functional committee of senior business leaders and led by our Chief Information Officer. This management committee meets quarterly and is charged with overseeing our cybersecurity strategy, ensuring that cyber risk is managed, and that the program is aligned to business goals and objectives. Our Chief Information Officer has formal education in information technology; has multi-year experience working in the Company’s information and technology function; and receives periodic training and education on cybersecurity-related topics.

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

To date, risks from cybersecurity threats and incidents have not materially affected the Company, including its business strategy, financial condition, or results of operations. Despite the cybersecurity measures that the Company is taking to mitigate such risks, there can be no guarantee that such measures will be sufficient to protect the Company’s systems, information, and other assets from significant harm. Refer to Item 1A – Risk Factors for additional information.

Item 2.	Properties

Our Regulated Water properties consist of water transmission and distribution mains and wastewater collection pipelines, water and wastewater treatment plants, pumping facilities, wells, tanks, meters, pipes, dams, reservoirs, buildings, vehicles, land, easements, rights-of-way, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water and the collection and treatment of wastewater. Substantially all of our treatment, storage, and distribution properties are owned by our subsidiaries, and a substantial portion of our property is subject to liens of mortgage or indentures. These liens secure bonds, notes and other evidences of long-term indebtedness of our subsidiaries. For some properties that we acquired through the exercise of the power of eminent domain and other properties we purchased, we hold title for water supply purposes only. We own, operate and maintain approximately 14,600 miles of transmission and distribution mains, 24 surface water treatment plants, many well treatment stations, and 206 wastewater treatment plants. A small portion of the properties are leased under long-term leases.

Our Regulated Natural Gas properties consist of approximately 15,100 miles of natural gas distribution mains, varying in size from one-half inch to 30 inches in diameter, 1,700 miles of gathering pipeline, 310 miles of intrastate transmission/storage pipeline, and both active and inactive gas storage wells. Further, in each of the cities, towns, and rural areas where we serve natural gas customers, we own the underground gas mains and service lines, metering, and regulating equipment located on customers’ premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which we receive gas from third parties are owned, operated, and maintained by others, and our distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on land owned by suppliers.

The following table indicates our net property, plant and equipment, in thousands of dollars, as of December 31, 2025 in the principal states where we operate:

	Net Property, Plant and Equipment
Pennsylvania	$10,064,571	70.6%
Texas	899,352	6.3%
Ohio	816,774	5.7%
Illinois	735,376	5.2%
North Carolina	666,981	4.7%
Other (1)	1,080,628	7.5%
Consolidated	$14,263,682	100.0%

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

Our common stock is traded on the New York Stock Exchange under the ticker symbol WTRG. As of February 19, 2026, there were approximately 15,958 holders of record of our common stock.

The following table shows the cash dividends per share for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2025
Dividend paid per common share	$0.3255	$0.3255	$0.3426	$0.3426		$1.3362
Dividend declared per common share	$0.3255	$0.3255	$0.3426	$0.3426		$1.3362

2024
Dividend paid per common share	$0.3071	$0.3071	$0.3255	$0.3255		$1.2652
Dividend declared per common share	$0.3071	$-	$0.3255	$0.6510	*	$1.2836

*includes dividends declared in December that are payable to shareholders on March 1 of the subsequent year

We have paid dividends consecutively for 81 years. On July 30, 2025, our Board of Directors authorized an increase of 5.25% in the September 2, 2025 quarterly dividend over the dividend Essential Utilities paid in the previous quarter. As a result of this authorization, beginning with the dividend payment in September 2025, the annualized dividend rate increased to $1.3704 per share. This is the 35th dividend increase in the past 34 years and the 27th consecutive year that we have increased our dividend in excess of five percent. We presently intend to pay quarterly cash dividends in the future, on March 1, June 1, September 1, and December 1, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements, and such other factors as our Board of Directors may deem relevant. In 2025, our dividends paid represented 60.6% of net income.

Information with respect to restrictions set forth in our debt instruments is disclosed in Note 12 – Long-term Debt and Loans Payable in the Notes to Consolidated Financial Statements which is contained in Item 8 of this Annual Report.

During the fourth quarter of 2025, the Company did not repurchase any of its equity securities under any repurchase plan or program.

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

The Company

Essential Utilities, Inc., (Essential Utilities, the Company, we, us, or our), a Pennsylvania corporation, is the holding company for regulated utilities providing water, wastewater, or natural gas services to an estimated 5.5 million people in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries, Aqua Pennsylvania, Inc. (Aqua Pennsylvania), provides water or wastewater services to approximately one-half of the total number of water or wastewater customers we serve. These customers are located in the suburban areas in counties north and west of the City of Philadelphia and in 28 other counties in Pennsylvania. Our other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 747,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. Lastly, the Company’s market-based activities are conducted through Aqua Resources, Inc. and certain other non-regulated subsidiaries of Peoples. Aqua Resources offers, through a third-party, water and sewer service line protection solutions and repair services to households. Other non-regulated subsidiaries of Peoples provide utility service line protection services to households and operate gas marketing and production businesses.

Recent Developments

Execution of Agreement and Plan of Merger with American Water

On October 26, 2025, American Water Works Company, Inc. (“American Water”), Alpha Merger Sub, Inc., a direct wholly owned subsidiary of American Water (“Merger Sub”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of American Water.   Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger). On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the merger-related proposals, satisfying certain of the conditions to closing.

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) the approval of certain public utility commissions, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). There can be no guarantee that all of the remaining closing conditions and approvals will be satisfied, and the failure to complete the proposed Merger on a timely basis or at

(In thousands of dollars, except per share amounts)

all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed Merger will occur by the end of the first quarter of 2027.

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

Convertible Note Purchase Agreement

On August 27, 2025, the Company, through its wholly owned subsidiary, Aqua Infrastructure, entered into a convertible promissory note purchase agreement with IEP Hummingbird Energy LLC (“IEP”) whereby the Company agreed to purchase convertible notes (“Convertible Note Investment”) in the aggregate principal amount of $26,000 through January 2026. IEP, a subsidiary of International Electric Power III, LLC, shall use the proceeds for the development of a gas-fired plant to power a data center being developed Greene County, PA (the “Project”). The Convertible Note Investment bears zero interest, includes a fixed $16,500 loan fee concurrently payable to the Company at maturity with the principal amount of the notes on September 30, 2026, and contains conversion rights into equity at any time on or after maturity or upon certain triggering events, such as a project financial closing or equity financing, as defined in the agreement. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control. As of December 31, 2025, the fair value of the Convertible Note receivable amounts to $25,125.

Due to a change in Project scope to focus on grid provided power, on January 20, 2026, the Company received $20,000, representing the reimbursement of the deposit paid to the gas turbine manufacturer. The Company continues to be an investor in the Project via its remaining convertible notes holdings and continues to have a right of first refusal to certain water and gas business opportunities.  The Company’s involvement in this Project underscores its commitment to innovation, sustainability, and regional economic development. As of December 31, 2025, $20,000 of the Convertible Note Investment is presented within Prepayments and other current assets, and the remaining $5,125 is classified as a long-term asset in the accompanying consolidated balance sheets.

(In thousands of dollars, except per share amounts)

Multi-District Litigation Class Action Settlement

A number of the Company’s water and wastewater subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit in the United States District Court for the District of South Carolina against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. During the second half of 2025, the Company received a portion of the settlement payments from 3M and DuPont totaling $46,166, net of legal fees and administrative costs. The Company recorded $84 as a credit to claims expense and $9,739 of the proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds that were allocated to the Company’s other water and wastewater subsidiaries totaling $36,343 were recorded within Deferred Credits and Other Non-current liabilities in the accompanying consolidated balance sheets, pending recommendation or order from the respective public utility commissions on treatment of the amounts. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years.

Captive Insurance Subsidiary

The Company expects insurance and claims expenses to continue to be volatile over the long term. In order to mitigate a portion of increased insurance costs, on October 1, 2025, the Company established a wholly-owned captive insurance company, Utility Insurance LLC, incorporated in the State of Utah, whose principal activity at this time is to provide insurance and reinsurance coverage for a portion of the Company’s general liability, property, workers compensation, auto liability, cyber, and management liability risks.

Economic Regulation

Most of our utility operations are subject to regulation by their respective state utility commissions, which have broad administrative power and authority to regulate billing rates, determine franchise areas and conditions of service, approve acquisitions, and authorize the issuance of securities. The utility commissions also generally establish uniform systems of accounts and approve the terms of contracts with affiliates and customers, business combinations with other utility systems, and loans and other financings. The policies of the utility commissions often differ from state to state and may change over time. A small number of our operations are subject to rate regulation by county or city government. Over time, the regulatory party in a particular state may change. The profitability of our utility operations is influenced to a great extent by the timeliness and adequacy of rate allowances in the various states in which we operate. One consideration we may undertake in evaluating on which states to focus our growth and investment strategy is whether a state provides for consolidated rates, fully-projected test years, a surcharge for replacing and rehabilitating infrastructure, fair value treatment of acquired utility systems, and other regulatory policies that promote infrastructure investment and efficiency in processing rate cases.

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

(In thousands of dollars, except per share amounts)

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

Presented below are some of the approved constructive regulatory practices that are available in the states in which we operate:

Regulatory Mechanism	States Allowed
Consolidated Tariff (a)	IL, IN, KY, NC, NJ, OH, PA, TX, VA
Future or Fully Projected Test Year (b)	IL, IN, KY, NC, OH, PA, TX, VA
Infrastructure Surcharge Mechanism (c)	IL, IN, KY, NC, NJ, OH, PA, TX, VA
Purchased Gas Riders (d)	KY, PA
Revenue Stability Mechanism (e)	KY, PA, IL
Deferred Accounting (f)	IL, IN, KY, NC, NJ, OH, PA, TX, VA

(a) Our water and wastewater operations are comprised of 37 rate divisions, and our natural gas operations are comprised of two rate divisions. Each of our utility rate divisions requires a separate rate filing for the evaluation of the cost of service and recovery of investments in connection with the establishment of tariff rates for that rate division. When feasible and beneficial to our utility customers, we have sought approval from the applicable state utility commission to consolidate rate divisions to achieve a more even distribution of costs over a larger customer base. All of the states in which we operate permit us to file a revenue requirement for some form of consolidated rates for all, or some, of the rate divisions in that state.

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

(In thousands of dollars, except per share amounts)

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

Presented in the table below are annualized incremental revenues by state, assuming a constant sales volume and customer count, resulting from base rate case authorizations that became effective in 2025:

State	Segment	Effective Date	Annualized Revenue Increase
Ohio	Wastewater	7/1/2025	$550
Kentucky	Natural Gas	7/1/2025	7,700
Pennsylvania	Water	2/22/2025	58,400
	Wastewater	2/22/2025	14,600
North Carolina*	Water	1/1/2025	2,821
	Wastewater	1/1/2025	1,310
Ohio**	Water	1/1/2025	1,690
Total Base Rate Case Authorizations in 2025			$87,071

* Base rate case - step increase for Year 3

** Consists of 2 locally negotiated rate filings

Our operating subsidiaries received rate increases representing estimated annualized revenues of $87,071 in 2025 resulting from eight base rate decisions, $118,242 in 2024 resulting from twelve base rate decisions, and $28,426 in 2023 resulting from seven base rate decisions. Annualized revenues in aggregate from all of the rate increases realized in the year of grant were $72,790 in 2025, $34,832 in 2024, and $10,109 in 2023. Refer to Note 18 – Rate Activity in this Annual Report for further information.

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

(In thousands of dollars, except per share amounts)

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

During 2025, we completed three acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represent 12,736 new customers. During 2024, we completed two acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represent 9,391 new customers. During 2023, we completed seven acquisitions of water and wastewater systems, which along with the organic growth in our existing systems, represents 19,659 new customers.

As of December 31, 2025, the Company has four signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 203,000 equivalent retail customers or equivalent dwelling units and total approximately $300,000 in purchase price in two of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,000. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 2 – Water and Wastewater Utility Acquisitions in this Annual Report for further discussion.

As of December 31, 2025, the pipeline of potential water and wastewater municipal acquisitions the company is actively pursuing represents approximately 400,000 total customers or equivalent dwelling units. The Company remains on track to, over the long term, annually increase customers between 2% and 3% through acquisitions and organic customer growth.

Capital Investment

In 2025, the Company invested $1,429,980 to improve its regulated water and natural gas infrastructure systems and to enhance customer service across its operations. From 2026 through 2030, the company plans to invest approximately $8,700,000 to improve water and natural gas systems and better serve customers through improved information technology. The Company’s investments include addressing PFAS with at least $450,000 in capital projects, replacing and expanding its water and wastewater utility infrastructure, and replacing and upgrading its natural gas utility infrastructure, with the latter leading to significant reductions in methane emissions that occur in aged gas pipes. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

Rate Base Growth

Since 2021, the Company’s combined rate base grew by 40%. The Company expects its regulated water and natural gas rate bases to grow at compound annual rates of around 6% and 11%, respectively, through 2029. The combined rate base is expected to grow at a compound annual rate of 8% through 2029.

As of December 31, 2025, the Company’s rate base is estimated to be $12,400,000, which is comprised of:

•$7,800,000 in the Regulated Water segment; and

•$4,600,000 in the Regulated Natural Gas segment.

As of December 31, 2025, the regulatory status of the Company’s rate base is estimated to be as follows:

•$11,200,000 filed with respective state utility commissions or local regulatory authorities; and

•$1,200,000 not yet filed with respective state utility commissions or local regulatory authorities.

(In thousands of dollars, except per share amounts)

RESULTS OF OPERATIONS

Consolidated financial and operational highlights for the years ended December 31, 2025, 2024, and 2023 are presented below. For discussion of our results of operations and cash flows for 2024 compared with 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

Years ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating revenues:
Regulated water segment	$1,326,629	$1,221,880	$1,153,376	$104,749	$68,504
Regulated natural gas segment	1,117,875	842,991	863,759	274,884	(20,768)
Other and eliminations	30,111	21,242	36,689	8,869	(15,447)
Consolidated operating revenues	$2,474,615	$2,086,113	$2,053,824	$388,502	$32,289
Operations and maintenance expense	$639,604	$587,250	$575,518	$52,354	$11,732
Net income	$616,369	$595,314	$498,226	$21,055	$97,088
Capital expenditures	$1,429,980	$1,329,747	$1,199,103	$100,233	$130,644
Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	25.8%	28.2%	28.0%	-2.4%	0.2%
Depreciation and amortization	16.9%	17.7%	16.7%	-0.8%	1.0%
Taxes other than income taxes	3.7%	4.5%	4.4%	-0.8%	0.1%
Interest expense, net of interest income	13.2%	14.3%	13.6%	-1.1%	0.7%
Net income	24.9%	28.5%	24.3%	-3.6%	4.2%
Return on Essential Utilities stockholders' equity	9.0%	9.6%	8.4%	-0.6%	1.2%
Ratio of capital expenditures to depreciation expense	3.5	3.7	3.5	-0.2	0.2
Effective tax rate	0.6%	(3.8%)	(15.4%)	4.4%	11.6%

Consolidated Results of Operations Comparison for 2025 and 2024

Operating revenues - Operating revenues increased by $388,502 or 18.6% for the year ended December 31, 2025 compared to the year ended December 31, 2024. Revenues from our Regulated Water segment increased by $104,749, Regulated Natural Gas segment revenues increased by $274,884 and Other business segment revenues increased by $8,869. A detailed discussion of the factors contributing to the changes in segment operating revenues is included below under the section, Segment Results of Operations.

Our Other business segment revenues consist of market-based revenues at Aqua Resources and our non-regulated natural gas operations amounting to $30,111 in 2025, $21,242 in 2024, and $36,689 in 2023. The increase in Other business segment revenues in 2025 compared to 2024 is primarily due to higher revenues from our non-regulated natural gas operations as a result of higher average gas prices and higher gas usage in the current period as compared to the prior period.

(In thousands of dollars, except per share amounts)

Operating expenses - Operations and maintenance expenses increased in 2025, as compared to 2024, by $52,354 or 8.9%, primarily due to:

•an increase in employee related costs of $26,886, primarily due to merit increases, higher incentive compensation, and higher healthcare costs, offset by lower pension cost;

•an increase in customer assistance surcharges of $17,457 in our Regulated Natural Gas segment, which generally has offsetting amounts in revenues; refer to customer assistance surcharge discussion below for further information;

•pre-Merger expenses of $17,042;

•an increase in production costs for water and wastewater operations of $8,489, primarily due to higher power, chemicals, and purchased water costs;

•an increase in legal expenses of $2,984;

•additional operating costs of a higher customer base associated with acquired and pending acquisitions of water and wastewater utility systems of $1,734; and

•an increase in bad debt expense of $361, which is net of a favorable regulatory asset adjustment of $5,889 in our Regulated Water segment in the first quarter of 2025; offset by

•an increase in capitalization in our Regulated Natural Gas segment of $9,812 in the current period as compared to the prior period due to higher capital spend and increasing pool of eligible capitalizable costs;

•a decrease in insurance expense of $8,392 primarily due to an insurance recovery of $5,602 during the first quarter of 2025 for a portion of expenses incurred by the Company associated with remediating an advisory for some of our Illinois water utility customers; and

•a decrease in materials and supplies of $1,377.

Purchased gas increased by $126,808 or 45.8% in 2025 compared to 2024. Purchased gas represents the cost of gas sold by Peoples for the regulated and non-regulated gas business and has a corresponding offset in revenue. This expense increased for the regulated natural gas business and non-regulated business by $117,585 and $9,223, respectively. The increase in 2025 is the result of the impact of higher average cost of gas of $76,944 and higher gas usage of $50,250 due to colder weather conditions, offset by decrease of $386 from the sale of our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization expense increased by $47,919 or 13.0%, in 2025 over 2024, principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new utility systems, the implementation of new depreciation rates, and higher regulatory asset amortizations.

Taxes other than income taxes decreased by $1,862 or 2.0% in 2025 as compared to 2024 largely due to a favorable adjustment on sales and use tax accruals of our Regulated Natural Gas segment as a result of the closure of a sales and use tax audit during the second quarter of 2025.

Other expense, net - Interest expense, net of interest income, increased by $10,677 in our Regulated Water segment and by $14,085 for our Regulated Natural Gas segment. Refer to Segment Results of Operations below for further details. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $3,467. The weighted average cost of fixed rate long-term debt was 4.10% at December 31, 2025 and 4.03% at December 31, 2024. The weighted average cost of fixed and variable rate long-term debt was 4.09% at December 31, 2025 and 4.14% at December 31, 2024.

Allowance for funds used during construction (AFUDC) was $26,253 in 2025 and $21,310 in 2024, and varies as a result of changes in the average balance of utility plant construction work in progress, to which AFUDC is applied, changes in the AFUDC rate which is based predominantly on short-term interest rates, changes in the balance of short term-debt, and changes in the amount of AFUDC related to equity. The increase in 2025 is primarily due to an increase in the average balance of utility plant construction work in progress, to which AFUDC is applied. The amount of AFUDC related to equity was $18,278 in 2025 and $13,938 in 2024.

(In thousands of dollars, except per share amounts)

Gain on sale of other assets totaled $1,325 in 2025 and $92,224 in 2024. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Other, net was expense of $1,337 in 2025 and income of $1,425 in 2024, and largely consists of the non-service cost component of our net benefit cost for our pension and post-retirement benefits and unrealized gains and losses on investments associated with our non-qualified pension plan. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2025 in our Regulated Water segment.

Provision for income tax - Our effective income tax rate was an expense of 0.6% in 2025, compared to a benefit of 3.8% in 2024. The increase in the income tax expense in 2025 is attributed to the decreases in both the state tax benefit and amortization of tax repairs surcredit in the Regulated Natural Gas segment based on a rate order received in September 2024, offset in part by the release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025.

Net income -

	Years ended December 31,
	2025	2024	2023
Operating income	$920,951	$757,668	$692,097
Net income	$616,369	$595,314	$498,226
Diluted net income per share	$2.20	$2.17	$1.86

The changes in diluted net income per share in 2025 over the previous year were due to the aforementioned changes.

Although we have experienced increased income in the recent past, continued adequate rate increases reflecting increased operating costs and new capital improvements are important to the future realization of improved profitability.

Segment Results of Operations Comparison for 2025 and 2024

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

•Our Regulated Natural Gas segment is composed of natural gas utility companies that provide natural gas distribution services in two states – Pennsylvania and Kentucky. In October 2023, the Company sold its regulated natural gas utility assets in West Virginia, which represented approximately two percent of the Company’s regulated natural gas customers. The sale concluded the Company’s regulated utility operations in West Virginia.

•Two segments are not quantitatively significant to be reportable and are composed of our non-regulated natural gas operations and Aqua Resources. These segments are included as a component of “Other,” in addition to corporate costs that have not been allocated to the Regulated Water and Regulated Natural Gas

(In thousands of dollars, except per share amounts)

segments, because they would not be recoverable as a cost of utility service, and intersegment eliminations. Corporate costs include general and administrative expenses, and interest expense.

Regulated Water Segment

The following tables present the selected operating results and customers served for our Regulated Water segment, for the year ended December 31:

	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Sendout (a) (in millions of gallons)
Pennsylvania	42,778	43,794	42,525	(1,016)	1,269
Ohio	14,342	13,979	13,560	363	419
Illinois	8,996	8,774	8,421	222	353
Texas	8,237	8,038	8,703	199	(665)
North Carolina	5,727	5,809	5,824	(82)	(15)
Other states	6,124	6,705	6,526	(581)	179
Subtotal	86,204	87,099	85,559	(895)	1,540
Elimination	(100)	(94)	(122)	(6)	28
Total sendout by state	86,104	87,005	85,437	(901)	1,568

Utility customers:
Residential water	869,630	865,028	859,331	4,602	5,697
Commercial water	44,050	43,969	43,853	81	116
Industrial water	1,272	1,275	1,283	(3)	(8)
Other water	20,382	19,774	19,123	608	651
Wastewater	201,269	193,821	190,119	7,448	3,702
Total water and wastewater utility customers	1,136,603	1,123,867	1,113,709	12,736	10,158

Operating revenues:
Residential water	$731,818	$662,909	$641,351	$68,909	$21,558
Commercial water	208,617	186,534	180,731	22,083	5,803
Industrial water	41,619	34,831	33,949	6,788	882
Other water	110,535	123,373	92,784	(12,838)	30,589
Wastewater	223,103	199,157	187,462	23,946	11,695
Other utility	10,937	15,076	17,099	(4,139)	(2,023)
Total operating revenues	$1,326,629	$1,221,880	$1,153,376	$104,749	$68,504
Operating expenses:
Operations and maintenance expense	$405,017	$381,088	$368,843	$23,929	$12,245
Depreciation and amortization	$257,305	$232,338	$217,593	$24,967	$14,745
Taxes other than income taxes	$69,058	$68,006	$62,759	$1,052	$5,247
Other expense, net	$129,671	$121,292	$105,674	$8,379	$15,618
Provision for income taxes	$54,658	$68,851	$57,546	$(14,193)	$11,305
Segment net income	$410,920	$350,305	$340,961	$60,615	$9,344

(a) Sendout represents the quantity of treated water delivered to our distribution systems. We use sendout as an indicator of customer demand.

Operating revenues - The growth in our Regulated Water segment’s revenues over the past three years is primarily a result of increases in our water and wastewater rates and our customer base. Water and wastewater rate increases, including infrastructure rehabilitation surcharges, implemented during the past three years have provided additional operating revenues of $108,193 in 2025, $50,639 in 2024, and $57,924 in 2023. The number of customers increased at an annual compound rate of 1.2% over the past three years due to acquisitions and organic growth, adjusted to exclude customers associated with utility system dispositions. Acquisitions in our Regulated Water segment have provided additional water and wastewater revenues of $2,757 in 2025, $4,182 in 2024, and $9,646 in 2023. In 2025, we experienced a decrease in water and wastewater revenues of $8,642 primarily due to a decline in volume consumption due to wetter weather conditions as compared to the prior year.

(In thousands of dollars, except per share amounts)

Our Regulated Water segment also includes operating revenues of $10,937 in 2025, $11,226 in 2024, and $14,863 in 2023, associated with revenues earned primarily from fees received from telecommunication operators that have put cellular antennas on our water towers, fees earned from municipalities for our operation of their water or wastewater treatment services or to perform billing services, and fees earned from developers for accessing our water mains.

Operating expenses - Operations and maintenance expense increased by $23,929 or 6.3% primarily due to the following:

•an increase in production costs for water and wastewater operations of $8,489;

•an increase in employee related costs of $6,286 resulting from merit increases, higher incentive compensation, and higher healthcare costs, offset by lower pension cost;

•an increase in management fees of $5,504;

•an increase in outside services of $5,180; and

•additional operating costs of a higher customer base resulting from acquired water and wastewater utility systems of $1,734; offset by

•a decrease in bad debt expense of $3,014, of which $5,889 relates to a favorable regulatory asset adjustment in the first quarter of 2025.

Depreciation and amortization increased by $24,967 or 10.7% primarily due to continued capital investment to expand and improve our utility facilities, a change in depreciation rates, higher regulatory asset amortizations, and our acquisitions of new utility systems.

Other expense, net – Interest expense, net of interest income, increased by $10,677 or 7.6% primarily due to the increase in average borrowings and increased borrowing costs.

AFUDC increased by $4,092 or 24.5% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Other, net, was expense of $1,038 in 2025 and income of $1,445 in 2024, and largely consists of the non-service cost component of our net benefit cost for pension and post-retirement benefits, and unrealized gains and losses on investments associated with our non-qualified pension plan. The change is primarily due to the increase in the pension and post-retirement benefit non-service cost component of net periodic benefit expense in 2025. The credit arising from the expected return of plan assets assumption was lower in 2025 as compared to 2024.

Provision for income tax – The effective income tax rate for our Regulated Water segment was an expense of 11.7% in 2025, compared to an expense of 16.4% in 2024. The decrease in the effective tax rate is largely attributed to the release of $22,575 of income tax reserve regulatory liability based on the rate order received by Aqua Pennsylvania in February 2025.

(In thousands of dollars, except per share amounts)

Regulated Natural Gas Segment

The following tables present the selected operating results and customers served for our Regulated Natural Gas segment for and as of the year ended December 31:

	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Gas utility customers:
Residential gas	687,585	685,591	683,811	1,994	1,780
Commercial gas	59,269	59,296	59,384	(27)	(88)
Industrial gas	556	552	551	4	1
Total gas utility customers	747,410	745,439	743,746	1,971	1,693

Delivered volumes - retail and transportation (thousand cubic feet)
Residential gas	59,727,496	50,669,829	51,698,440	9,057,667	(1,028,611)
Commercial gas	37,394,077	33,641,589	33,151,308	3,752,488	490,281
Industrial gas	50,596,548	47,959,164	48,323,846	2,637,384	(364,682)
Total delivered volumes	147,718,121	132,270,582	133,173,594	15,447,539	(903,012)
Heating Degree Days (a)	5,380	4,288	4,558	1,092	(270)
Average Heating Degree Days (b)	5,341	5,240	5,427	101	(187)

	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating revenues:
Residential gas	$708,049	$504,426	$519,406	$203,623	$(14,980)
Commercial gas	141,275	100,662	111,272	40,613	(10,610)
Industrial gas	3,150	2,279	3,232	871	(953)
Gas transportation	242,186	194,413	184,598	47,773	9,815
Other utility	23,215	41,211	45,251	(17,996)	(4,040)
Total operating revenues	$1,117,875	$842,991	$863,759	$274,884	$(20,768)
Operating expenses:
Operations and maintenance expense	$227,656	$207,176	$209,073	$20,480	$(1,897)
Purchased gas	$384,811	$267,226	$327,548	$117,585	$(60,322)
Depreciation and amortization	$158,348	$135,814	$125,263	$22,534	$10,551
Taxes other than income taxes	$19,978	$22,985	$23,846	$(3,007)	$(861)
Other expense, net	$101,007	$(3,834)	$90,819	$104,841	$(94,653)
Income tax benefit	$(41,300)	$(79,993)	$(113,353)	$38,693	$33,360
Segment net income	$267,375	$293,617	$200,563	$(26,242)	$93,054

(a) Unit of measure reflecting temperature-sensitive natural gas consumption, calculated by subtracting the average of a day’s high and low temperatures from 65 degrees Fahrenheit; measured at Pittsburgh, PA.

(b) Based on historical twenty-year average heating degree days, as calculated from data provided by the National Weather Service for the same geographic location.

Operating revenues – Operating revenues from the Regulated Natural Gas segment increased by $274,884 or 32.6% primarily due to:

•an increase in purchased gas costs of $117,585; refer to purchased gas costs discussion below for further information;

•an increase of $69,363 due to higher rates and other surcharges;

•impact of higher volumes delivered of $57,723 during 2025 as compared to 2024;

•an increase of $25,958 due to lower tax repair surcredit; and

•an increase in customer assistance surcharges of $17,369, which generally has offsetting amounts in operations and maintenance expense; offset by

•a weather normalization adjustment of $16,439, which had the effect of decreasing revenues.

(In thousands of dollars, except per share amounts)

The Regulated Natural Gas segment is subject to seasonal fluctuations with the peak usage period occurring in the heating season which generally runs from October to March.  A heating degree day (HDD) is each degree that the average of the high and low temperatures for a day is below 65 degrees Fahrenheit in a specific geographic location.  Particularly during the heating season, this measure is used to reflect the demand for natural gas needed for heating based on the extent to which the average temperature falls below a reference temperature above which no heating is required (65 degrees Fahrenheit).  During the year ended December 31, 2025, we experienced actual HDDs of 5,380 days, which was colder by 25.5% than the actual HDDs of 4,288 days in 2024 for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. A weather normalization adjustment (“WNA”) mechanism is in place for our natural gas customers served in Kentucky, and, beginning in October 2024, for our natural gas customers in Pennsylvania. The WNA serves to minimize the effects of weather on the Company’s ability to collect revenues to cover operating expenses for its residential and small commercial natural gas customers.

The Regulated Natural Gas segment provides universal service programs that help low-income, payment-troubled customers with energy efficiency and bill assistances. The Company recovers program-related costs as pass-through universal service rider charge (also referred to as customer assistance surcharge) on the customer bill based on actual costs of the programs. For the years ended December 31, 2025 and 2024, the Company billed $26,055 and $8,685 of universal service rider charges, respectively. The increase in 2025 is mainly due to an increase in rates, usage, and cost of gas, as well as program enrollments.

Operating expenses – Operations and maintenance expense for the year ended December 31, 2025 increased by $20,480 or 9.9% primarily due to the following:

•an increase in customer assistance surcharges of $17,457, which generally has offsetting amounts in revenues;

•an increase in labor and employee benefits of $11,859 resulting from merit increases, higher incentive compensation, and higher healthcare costs;

•an increase in bad debt expense of $2,974; and

•an increase in legal fees of $1,399; offset by

•an increase in capitalization in our Regulated Natural Gas segment of $9,812 in the current period as compared to the prior period due to higher capital spend and increasing pool of eligible capitalizable costs; and

•a decrease in materials and supplies of $1,979.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the consolidated statement of operations and comprehensive income as purchased gas expenses. Therefore, fluctuations in the cost of purchased gas impact operating revenues on dollar-for-dollar basis. Purchased gas increased by $117,585 or 44.0% in 2025 compared to 2024. The increase is the result of higher average cost of gas of $75,449, and higher gas usage of $42,522 due to colder weather conditions offset by a decrease of $386 due to the sale of our three non-utility local microgrid and distributed energy projects in January 2024.

Depreciation and amortization increased by $22,534 or 16.6% primarily due to continued capital investment and the implementation of new depreciation rates following a recently completed rate case.

Taxes other than income taxes decreased by $3,007 or 13.1% mainly due to a favorable adjustment on sales and use tax accruals as a result of the closure of a sales and use tax audit during the second quarter of 2025.

Other expense, net – Interest expense, net of interest income, increased by $14,085 or 15.1% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

(In thousands of dollars, except per share amounts)

AFUDC increased by $851 or 18.5% due to the increase in the average balance of utility plant construction work in progress, to which AFUDC is applied.

Gain on sale of assets was $0 for the year ended December 31, 2025 and $91,581 for the year ended December 31, 2024. During the first quarter of 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects and recognized a gain of $91,236.

Income tax benefit – The effective income tax rate for our Regulated Natural Gas segment was a benefit of 18.3% in 2025, compared to a benefit of 37.4% in 2024. The decrease in the income tax benefit is primarily attributed to decreases in both the state tax benefit and the amortization of the tax repairs surcredit based on a rate order received in September 2024.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Flow and Capital Expenditures

Net operating cash flows, dividends paid on common stock, capital expenditures, including allowances for funds used during construction, and expenditures for acquiring utility systems were as follows for the years ended December 31:

	Net Operating Cash Flows	Dividends	Capital Expenditures	Acquisitions
2023	$933,587	$316,806	$1,199,103	$45,303
2024	770,343	346,392	1,329,747	665
2025	1,010,459	373,821	1,429,980	57,004
	$2,714,389	$1,037,019	$3,958,830	$102,972

Net cash provided by operating activities increased by $240,116 during the year ended December 31, 2025. The increase in operating cash flow was primarily driven by higher operating income resulting from new rates and surcharges implemented in the last quarter of 2024 and in 2025, and the receipt of $46,166 in PFAS class action settlement proceeds in 2025.

Included in capital expenditures for the three year period are: expenditures for the rehabilitation of existing utility systems, the expansion of our utility systems, modernization and replacement of existing treatment facilities, meters, office facilities, information technology, vehicles, and equipment. During this three year period, we received $71,800 of customer advances and contributions in aid of construction to finance new utility mains and related facilities that are not included in the capital expenditures presented in the above table. In 2025, capital expenditures increased by $52,845 for our Regulated Water Segment and by $47,388 for our Regulated Natural Gas segment. In addition, during this period, we have made repayments of debt, which includes the net effect of borrowings and repayments under our long-term revolving credit facility of $2,042,674 and have refunded $25,108 of customers’ advances for construction. Dividends increased during the past three years as a result of annual increases in the dividends declared and paid and increases in the number of shares outstanding.

Our planned 2026 capital program, excluding the costs of new mains financed by advances and contributions in aid of construction is estimated to be approximately $1,715,000 in infrastructure improvements for the communities we serve. The 2026 capital program is expected to include approximately $1,136,000 for infrastructure rehabilitation surcharge qualified projects. Our planned 2026 capital program in Pennsylvania for our water and natural gas utilities is estimated to be approximately $1,141,000, a portion of which is expected to be eligible as a deduction for qualifying utility asset improvements for Federal income tax purposes. Our overall 2026 capital program along with $21,822 of debt repayments and $443,478 of other contractual cash obligations, as reported in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual

(In thousands of dollars, except per share amounts)

Obligations”, has been, or is expected to be, financed through internally-generated funds, our revolving credit facilities, our commercial paper program, and the issuance of long-term debt and equity.

Future utility construction in the period 2027 through 2028, including addressing PFAS, lead and galvanized services line replacement, and recurring programs, such as the ongoing replacement or rehabilitation of utility meters and mains, water treatment plant upgrades, storage facility renovations, pipes, service lines, and additional transmission mains to meet customer demands, excluding the costs of new mains financed by advances and contributions in aid of construction, is estimated to require aggregate expenditures of approximately $3,495,000. We anticipate that more than one half of these expenditures will require external financing. We expect to refinance $742,484 of long-term debt during this period as it becomes due with funds from new issues of long-term debt, issuances of equity, internally-generated funds, our commercial paper program, and our revolving credit facilities. The estimates discussed above do not include any amounts for possible future acquisitions of utility systems or the financing necessary to support them.

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

Acquisitions

As part of the Company’s growth-through-acquisition strategy, as of December 31, 2025, the Company has entered into purchase agreements to acquire the water or wastewater utility system assets of three municipalities and a private company for a total combined purchase price in cash of approximately $300,000.  The purchase price for these pending acquisitions is subject to certain adjustments at closing, and the pending acquisitions are subject to regulatory approvals, including the final determination of the fair value of the rate base acquired.  This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,000. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs.

Aside from DELCORA, closings for these acquisitions, which occurred or are expected to occur in 2026, are subject to the timing of the various regulatory approval processes and are expected to add approximately 5,000 equivalent retail customers in two of the states in which the Company operates.

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

(In thousands of dollars, except per share amounts)

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

During the past three years, we have expended cash of $102,972 related to the acquisition of both water and wastewater utility systems. We continue to pursue the acquisition of water and wastewater utility systems and explore other utility acquisitions that may be in a new state. Our typical acquisitions are expected to be financed with short-term debt with subsequent repayment from the proceeds of long-term debt, retained earnings, or equity issuances.

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

Sources of Capital

Since net operating cash flow plus advances and contributions in aid of construction have not been sufficient to fully fund our cash requirements including capital expenditures and our growth through acquisitions program, we issued $15,332,559 of long-term debt, and obtained other short-term borrowings during the past three years. At December 31, 2025, we have a $1,000,000 unsecured long-term revolving credit facility that expires in December 2027, which has the following sublimits and available capacity under the credit facility:  $100,000 letter of credit sublimit, $85,632 of letters of credit available capacity $100,000 daily demand loan sublimit, $100,000 daily demand loan available capacity and $417,632 available for borrowing (net of $568,000 of capacity designated for outstanding principal borrowings under our commercial program and $14,368 letter of credit usage).  In addition, Aqua Pennsylvania has a $100,000 364-day unsecured revolving credit facility and Peoples Natural Gas has a $300,000 364-day unsecured revolving credit facility. These short-term lines of credit are subject to renewal on an annual basis. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

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

On March 19, 2025, the Company established the CP Program that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the CP Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program rank equally with the Company’s present and future unsecured indebtedness.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of December 31, 2025, outstanding borrowings under the Company’s CP Program were $567,590, net of unamortized discount on issuance of $410.

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

On August 13, 2024, the Company filed a prospectus supplement under the 2024 universal shelf registration statement relating to a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). This 2024 ATM replaced the Company’s previous ATM filed on October 14, 2022 (“2022 ATM”). During the year ended December 31, 2025, the Company issued 7,671,350 shares of common stock for net proceeds of $300,117 under the 2024 ATM. As of December 31, 2025, the 2024 ATM had approximately $663,750 of equity available for issuance. During the year ended December 31, 2024, the Company issued 925,497 shares of common stock for net proceeds of $36,134 under the 2024 ATM. As of December 31, 2024, the 2024 ATM had approximately $964,000 of equity available for issuance. During the year ended December 31, 2023, the Company issued 8,938,839 shares of common stock for net proceeds of $322,983 under the 2022 ATM. The Company used the net proceeds from the sales of shares through ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

(In thousands of dollars, except per share amounts)

Our regulated water and gas business is capital intensive and requires a significant level of capital spending. Our consolidated balance sheet historically has had a negative working capital position, whereby routinely our current liabilities exceed our current assets. Management believes that internally-generated funds along with existing credit facilities and the proceeds from the issuance of commercial paper, other long-term debt and common equity will be adequate to provide sufficient working capital to maintain normal operations and to meet our financing requirements for at least the next twelve months.

Our loan and debt agreements require us to comply with certain financial covenants, which among other things, subject to specific exceptions, limit the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2025, we were in compliance with our debt covenants under our credit facilities. Failure to comply with our debt covenants could result in an event of default, which could result in us being required to repay or refinance our borrowings before their due date, possibly limiting our future borrowings, and increasing our borrowing costs.

In March 2024, the Company filed a new universal shelf registration with the Securities and Exchange Commission (SEC) to allow for the potential future offer and sale by the Company, from time to time, in one or more public offerings, of an indeterminate amount of our common stock, preferred stock, debt securities, and other securities specified therein at indeterminate prices.  This registration statement is effective for three years and replaces a similar filing that expired in the second quarter of 2024.  During the past three years, we issued common stock and long-term debt in offerings under this shelf registration statement. Refer to Note 12 – Long-term Debt and Loans Payable and Note 14 – Stockholders’ Equity in this Annual Report for further information regarding these financings.

In addition, we have an acquisition shelf registration statement, which was filed with the SEC on February 27, 2015, to permit the offering from time to time of an aggregate of $500,000 of our common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration as of December 31, 2025 is $487,155.

We will determine the form and terms of any further securities issued under the universal shelf registration statement and the acquisition shelf registration statement at the time of issuance.

We offer a Dividend Reinvestment and Direct Stock Purchase Plan (the Plan) that provides a convenient and economical way to purchase shares of the Company. Under the direct stock purchase portion of the Plan, shares are issued throughout the year. The dividend reinvestment portion of the Plan offers a five percent discount on the purchase of shares of common stock with reinvested dividends. As of the December 2025 dividend payment, holders of 3.5% of the common shares outstanding participated in the dividend reinvestment portion of the Plan. The shares issued under the Plan are either original issue shares or shares purchased by the Company’s transfer agent in the open-market. During the past three years, we have sold 1,280,212 original issue shares of common stock for net proceeds of $46,782 through the dividend reinvestment portion of the Plan, and we used the proceeds to invest in our operating subsidiaries, to repay short-term debt, and for general corporate purposes. In 2025, 2024, and 2023, we sold 416,037, 433,688, and 430,487 original issues shares of common stock for net proceeds of $15,301, $15,476, and $16,005, respectively, through the dividend reinvestment portion of the plan.

(In thousands of dollars, except per share amounts)

Credit Risk

The Company and its subsidiaries’ access to capital markets and costs of financing are influenced by its credit ratings. Below summarizes the Company and its subsidiaries’ issuer and security credit ratings as of December 31, 2025:

	S&P	Moody's
Essential Utilities, Inc. -
Issuer/corporate credit rating	A - / Positive	Baa2 / Negative
Commercial paper	A - 2	P - 2
Senior unsecured debt	BBB+	Baa2
Aqua Pennsylvania, Inc. -
Issuer/corporate credit rating	A - / Positive	Not Rated
Senior secured	A	Not Rated
PNG Companies LLC -
Issuer/corporate credit rating	A - / Stable	Baa2 / Negative
Senior secured	A -	Baa2

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2025:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$7,613,848	$21,822	$742,484	$911,882	$5,937,660
Interest on fixed-rate, long-term debt (1)	311,431	1,586	32,745	28,050	249,050
Operating leases (2)	36,477	7,906	14,651	1,695	12,225
Unconditional purchase obligations (3)	11,781	5,168	2,525	2,139	1,949
Gas purchase obligations (4)	2,197,181	265,091	544,181	525,384	862,525
Other purchase obligations (5)	129,033	129,033	-	-	-
Pension plan obligations (6)	2,416	2,416	-	-	-
Other obligations (7)	37,535	32,278	2,224	1,991	1,042
Total	$10,339,702	$465,300	$1,338,810	$1,471,141	$7,064,451

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

•Uncertain tax positions – We have uncertain tax positions of $7,770. Although we believe our tax positions comply with applicable law, we have made judgments as to the sustainability of each uncertain tax position based on its technical merits. Due to the uncertainty of future cash outflows, if any, associated with our uncertain tax positions, we are unable to make a reasonable estimate of the timing or amounts that may be paid. See Note 8 – Income Taxes in this Annual Report for further information on our uncertain tax positions.

We will fund these contractual obligations with cash flows from operations and liquidity sources held by or available to us.

The Company is routinely involved in legal matters, including both asserted and unasserted legal claims, during the ordinary course of business. See Note 10 – Commitments and Contingencies in this Annual Report for a discussion of the Company’s legal matters. It is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such litigation. Also, unanticipated changes in circumstances and/or revisions to the assessed probability of the outcomes of legal matters could result in expenses being incurred in future periods as well as an increase in actual cash required to resolve the legal matter.

(In thousands of dollars, except per share amounts)

Capitalization

The following table summarizes our capitalization as of December 31, 2025 and 2024:

December 31,	2025	2024
Long-term debt (1)	54.4%	54.9%
Essential Utilities stockholders' equity	45.6%	45.1%
	100.0%	100.0%

(1)Includes current portion, as well as our commercial paper borrowings and borrowings under a variable rate revolving credit agreement of $568,000 and $0 at December 31, 2025, and $0 and $413,000 at December 31, 2024, respectively.

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

(In thousands of dollars, except per share amounts)

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

(In thousands of dollars, except per share amounts)

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

As part of the October 1, 2025 annual goodwill assessment, we elected to perform qualitative assessments for our Regulated Water, Regulated Natural Gas, and Other reporting units. Based on our analysis, we determined that it is more likely than not that the fair value of our reporting units is greater than their carrying amounts, and none of the goodwill of our reporting units was impaired.

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

Our discount rate assumption, which is used to calculate the present value of the projected benefit payments of our post-retirement benefits, was determined by selecting a hypothetical portfolio of high quality corporate bonds appropriate to match the projected benefit payments of the plans. The selected bond portfolio was derived from a universe of Aa-graded corporate bonds. The discount rate was then developed as the rate that equates the market value of the bonds purchased to the discounted value of the projected benefit payments of the plans. A decrease in the discount rate would generally increase our post-retirement benefits expense and benefit obligation. After reviewing the hypothetical portfolio of bonds, we selected a discount rate of 5.45% for our pension plan, and 5.57% for our other post-retirement benefit plans as of December 31, 2025, which represent a 19 and 1 basis-point decrease as compared to the discount rates selected at December 31, 2024, respectively. Our post-retirement benefits expense under these plans is determined using the discount rate as of the beginning of the year, which was 5.64% for our pension plan and 5.65% for our other-postretirement benefit plan for 2025.

Our expected return on plan assets is determined by evaluating the asset class return expectations with our advisors as well as actual, long-term, historical results of our asset returns. The Company’s market-related value of plan assets is equal to the fair value of the plans’ assets as of the last day of its fiscal year and is a determinant for the expected return on plan assets, which is a component of post-retirement benefits expense. The allocation of our plans’ assets impacts our expected return on plan assets. As of December 31, 2025, the expected return on plan assets is based on a targeted allocation of 20% to 40% return seeking assets and 60% to 80% liability hedging assets for our pension plan, and a targeted allocation of 50% to 70% return seeking assets and 30% to 50% liability hedging assets for our other post-retirement benefit plans. Our post-retirement benefits expense increases as the expected return on plan assets decreases. We believe that our actual long-term asset allocations on average will approximate our targeted allocations. Our targeted allocations are driven by our investment strategy to earn a reasonable rate of return while maintaining risk at acceptable levels through the diversification of investments across and within various asset categories. For 2025, we used a 6.0% expected return on plan assets assumption and are currently reviewing this assumption for 2026.

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and our funding policy, during 2026 our pension contribution is expected to be $2,416. Future years’ contributions will be subject to economic conditions, plan participant data and the funding rules in effect at such time as the funding calculations are performed, though we

(In thousands of dollars, except per share amounts)

expect future changes in the amount of contributions and expense recognized to be generally included in customer rates.

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

We are subject to market risks in the normal course of business, including changes in interest rates, gas commodity prices and equity prices. The exposure to changes in interest rates is typically related to financings between utility rate increases, since generally our rate increases include a revenue level to allow recovery of our current cost of capital. Interest rate risk is managed through the use of a combination of long-term debt, which is at fixed interest rates; short-term debt, which is at floating interest rates; and at times in the past interest rate swap agreements. As of December 31, 2025, the debt maturities by period, in thousands of dollars, and the weighted average interest rate for long-term debt are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate	$21,822	$734,249	$8,235	$406,130	$505,752	$5,937,660	$7,613,848	$6,758,133
Variable rate	-	568,000	-	-	-	-	568,000	568,000
Total	$21,822	$1,302,249	$8,235	$406,130	$505,752	$5,937,660	$8,181,848	$7,326,133
Weighted average interest rate	7.27%	4.23%	3.77%	3.55%	2.70%	4.21%	4.09%

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

From time to time, we make investments in marketable equity securities. As a result, we are exposed to the risk of changes in equity prices for the marketable equity securities. As of December 31, 2025, we have assets of, in thousands of dollars, $33,862 to fund our deferred compensation and non-qualified pension plan liabilities. The market risk of the deferred compensation plan assets are borne by the participants in the deferred compensation plan.

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

To the Board of Directors and Stockholders of Essential Utilities, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets, including the consolidated statements of capitalization, of Essential Utilities, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of condensed parent company financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 6 to the consolidated financial statements, most of the operating companies of the Company that are regulated public utilities are subject to regulation by the utility commissions of the states in which they operate. Some of the operating companies that are regulated public utilities are also subject to rate regulation by county or city government. As of December 31, 2025, regulatory assets were $2.1 billion and regulatory liabilities were $0.71 billion. Regulated public utilities follow the accounting guidance for regulated operations, which provides for the recognition of regulatory assets and liabilities as allowed by regulators for costs or credits that are reflected in current rates or are considered probable of being included in future rates. The regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. The regulatory assets or liabilities are then relieved as the cost or credit is reflected in the Company’s rates charged for utility service. If, as a result of a change in circumstances, it is determined that a regulated operating company no longer meets the criteria to apply regulatory accounting, the operating company would have to discontinue regulatory accounting and write-off the respective regulatory assets and liabilities.

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

February 26, 2026

We have served as the Company’s auditor since 2000.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

	December 31,
	2025	2024
Assets
Property, plant and equipment, at cost	$17,690,717	$16,275,377
Less: accumulated depreciation	3,427,035	3,131,901
Net property, plant and equipment	14,263,682	13,143,476

Current assets:
Cash and cash equivalents	34,778	9,156
Accounts receivable, net	217,191	166,522
Unbilled revenues	167,085	142,310
Inventory - materials and supplies	51,767	48,619
Inventory - gas stored	60,686	45,311
Prepayments and other current assets	59,110	41,139
Regulatory assets	19,779	32,854
Total current assets	610,396	485,911

Regulatory assets	2,089,669	1,907,786
Deferred charges and other assets, net	122,217	112,712
Funds restricted for construction activity	1,445	1,420
Goodwill	2,348,559	2,340,713
Operating lease right-of-use assets	25,923	31,263
Intangible assets	2,954	3,273
Total assets	$19,464,845	$18,026,554

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

	December 31,
	2025	2024
Liabilities and Equity
Essential Utilities stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 286,505,895 and 278,209,660 as of December 31, 2025 and December 31, 2024	$143,253	$139,105
Capital in excess of par value	4,524,517	4,199,836
Retained earnings	2,280,669	1,949,492
Treasury stock, at cost, 3,423,086 and 3,386,069 shares as of December 31, 2025 and December 31, 2024	(90,983)	(89,624)
Total stockholders' equity	6,857,456	6,198,809

Long-term debt, excluding current portion	8,160,026	7,416,289
Less: debt issuance costs	49,859	47,908
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt	8,110,167	7,368,381
Commitments and contingencies (See Note 10)

Current liabilities:
Current portion of long-term debt	21,822	142,807
Loans payable	150,139	186,542
Accounts payable	276,080	258,615
Book overdraft	25,494	47,714
Accrued interest	82,466	72,281
Accrued taxes	28,688	38,219
Regulatory liabilities	11,202	1,770
Dividends payable	-	89,441
Other accrued liabilities	168,592	137,279
Total current liabilities	764,483	974,668

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	2,090,120	1,831,868
Customers' advances for construction	115,465	113,323
Regulatory liabilities	703,285	764,745
Operating lease liabilities	21,608	27,447
Pension and other postretirement benefit liabilities	15,241	33,680
Other	60,814	24,788
Total deferred credits and other liabilities	3,006,533	2,795,851

Contributions in aid of construction	726,206	688,845
Total liabilities and equity	$19,464,845	$18,026,554

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024	2023
Operating revenues	$2,474,615	$2,086,113	$2,053,824

Operating expenses:
Operations and maintenance	639,604	587,250	575,518
Purchased gas	403,817	277,009	352,306
Depreciation	403,190	363,906	338,655
Amortization	14,281	5,646	5,040
Taxes other than income taxes	92,772	94,634	90,208
Total operating expenses	1,553,664	1,328,445	1,361,727

Operating income	920,951	757,668	692,097
Other expense (income):
Interest expense	329,081	302,467	283,362
Interest income	(1,703)	(3,318)	(3,401)
Allowance for funds used during construction	(26,253)	(21,310)	(16,967)
Gain on sale of other assets	(1,325)	(92,224)	(65)
Other	1,337	(1,425)	(2,613)
Income before income taxes	619,814	573,478	431,781
Income tax expense (benefit)	3,445	(21,836)	(66,445)
Net income	$616,369	$595,314	$498,226

Comprehensive income	$616,369	$595,314	$498,226

Net income per common share:
Basic	$2.20	$2.17	$1.86
Diluted	$2.20	$2.17	$1.86

Average common shares outstanding during the period:
Basic	280,054	273,914	267,171
Diluted	280,619	274,421	267,659

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

		December 31,
		2025	2024
Stockholders' equity:
Common stock, $0.50 par value		$143,253	$139,105
Capital in excess of par value		4,524,517	4,199,836
Retained earnings		2,280,669	1,949,492
Treasury stock, at cost		(90,983)	(89,624)
Total stockholders' equity		6,857,456	6,198,809

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2026 to 2052	7,328	2,637
1.00% to 1.99%	2030 to 2049	23,977	11,732
2.00% to 2.99%	2025 to 2058	204,870	206,297
3.00% to 3.99%	2026 to 2056	1,252,397	1,258,003
4.00% to 4.99%	2025 to 2059	1,120,564	1,239,032
5.00% to 5.99%	2028 to 2061	412,260	312,260
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2025 to 2027	4,652	27,888
8.00% to 8.99%	2025	-	447
9.00% to 9.99%	2026	11,800	11,800
		3,068,848	3,101,096

Notes payable to bank under revolving credit agreement, variable rate, due 2027		-	413,000

Unsecured notes payable:
Commercial paper program (See Note 13)		568,000	-
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.59%, due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.25%, due 2035		500,000	-
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		8,181,848	7,559,096

Current portion of long-term debt		21,822	142,807
Long-term debt, excluding current portion		8,160,026	7,416,289
Less: debt issuance costs and unamortized discount on debt		49,859	47,908
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt		8,110,167	7,368,381

Total capitalization		$14,967,623	$13,567,190

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Total
Balance at December 31, 2022	$133,486	$3,793,262	$1,534,331	$(83,693)	$5,377,386
Net income	-	-	498,226	-	498,226
Dividends declared and paid ($1.1882 per share)	-	-	(240,999)	-	(240,999)
Dividends of March 1, 2024 declared ($0.3071 per share)	-	-	(83,929)	-	(83,929)
Issuance of common stock under dividend reinvestment plan (430,487 shares)	215	15,790	-	-	16,005
Issuance of common stock from at-the-market sale agreements (8,938,839 shares)	4,470	318,513	-	-	322,983
Repurchase of stock (89,785 shares)	-	-	-	(3,981)	(3,981)
Equity compensation plan (244,407 shares)	122	(122)	-	-	-
Exercise of stock options (8,174 shares)	4	283	-	-	287
Stock-based compensation	-	11,330	(954)	-	10,376
Other	-	(1,360)	-	1,189	(171)
Balance at December 31, 2023	$138,297	$4,137,696	$1,706,675	$(86,485)	$5,896,183
Net income	-	-	595,314	-	595,314
Dividends declared and paid ($1.2652 per share)	-	-	(262,462)	-	(262,462)
Dividends of March 1, 2025 declared ($0.3255 per share)	-	-	(89,441)	-	(89,441)
Issuance of common stock under dividend reinvestment plan (433,688 shares)	217	15,259	-	-	15,476
Issuance of common stock from at-the-market sale agreements (925,497 shares)	463	35,671	-	-	36,134
Repurchase of stock (111,955 shares)	-	-	-	(4,048)	(4,048)
Equity compensation plan (185,927 shares)	93	(93)	-	-	-
Exercise of stock options (69,320 shares)	35	2,436	-	-	2,471
Stock-based compensation	-	9,781	(594)	-	9,187
Other	-	(914)	-	909	(5)
Balance at December 31, 2024	$139,105	$4,199,836	$1,949,492	$(89,624)	$6,198,809
Net income	-	-	616,369	-	616,369
Dividends declared and paid ($1.3362 per share)	-	-	(284,380)	-	(284,380)
Issuance of common stock under dividend reinvestment plan (416,037 shares)	208	15,093	-	-	15,301
Issuance of common stock from at-the-market sale agreements (7,671,350 shares)	3,836	296,281	-	-	300,117
Repurchase of stock (62,702 shares)	-	-	-	(2,284)	(2,284)
Equity compensation plan (181,610 shares)	91	(91)	-	-	-
Exercise of stock options (27,238 shares)	13	943	-	-	956
Stock-based compensation	-	12,814	(812)	-	12,002
Other	-	(359)	-	925	566
Balance at December 31, 2025	$143,253	$4,524,517	$2,280,669	$(90,983)	$6,857,456

See accompanying notes to consolidated financial statements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Statements of Cash Flows

(In thousands of dollars, except per share amounts)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$616,369	$595,314	$498,226
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	417,471	369,552	343,695
Deferred income taxes	(3,178)	(27,756)	(79,845)
Provision for doubtful accounts	22,227	21,865	23,209
Stock-based compensation	12,855	9,785	11,323
Gain on sale of utility system and other assets	(1,325)	(92,224)	(65)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	(85,432)	(103,335)	189,989
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	14,299	26,963	(14,559)
Pension and other postretirement benefits contributions	(3,945)	(9,394)	(20,343)
Other, net	21,118	(20,427)	(18,043)
Net cash flows from operating activities	1,010,459	770,343	933,587
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $7,975, $7,372 and $5,241	(1,429,980)	(1,329,747)	(1,199,103)
Acquisitions of utility systems, net	(57,004)	(665)	(45,303)
Proceeds from the sale of utility systems and other assets	1,548	167,470	41,758
Convertible note investment	(25,125)	-	-
Other, net	(183)	(339)	(19,080)
Net cash flows used in investing activities	(1,510,744)	(1,163,281)	(1,221,728)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	28,255	19,563	23,982
Repayments of customers' advances	(8,073)	(8,564)	(8,471)
Net proceeds (repayments) of short-term debt	(36,403)	26,418	(68,377)
Net proceeds from commercial paper program	567,448	-	-
Proceeds from other long-term debt	1,318,887	1,649,546	1,207,619
Repayments of other long-term debt	(1,262,822)	(1,027,473)	(876,379)
Change in cash overdraft position	(22,220)	34,356	(15,336)
Proceeds from issuance of common stock under dividend reinvestment plan	15,301	15,476	16,005
Proceeds from issuance of common stock from at-the-market sale agreement	300,117	36,134	322,983
Proceeds from exercised stock options	956	2,471	287
Repurchase of common stock	(2,284)	(4,048)	(3,981)
Dividends paid on common stock	(373,821)	(346,392)	(316,806)
Other, net	566	(5)	(171)
Net cash flows from financing activities	525,907	397,482	281,355
Net change in cash and cash equivalents	25,622	4,544	(6,786)
Cash and cash equivalents at beginning of year	9,156	4,612	11,398
Cash and cash equivalents at end of year	$34,778	$9,156	$4,612

Cash paid during the year for:
Interest, net of amounts capitalized	$310,921	$275,898	$272,532
Income taxes	$9,080	$6,698	$7,839
Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$144,987	$135,331	$102,770
Non-cash utility property contributions	$34,349	$38,840	$56,297

See accompanying notes to consolidated financial statements.

Refer to Note 15 – Employee Stock and Incentive Plan for a description of non-cash activities

Refer to Note 20 – Other Supplemental Cash Flow Information for details on cash paid for income taxes

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Nature of Operations ─ Essential Utilities, Inc. (“Essential Utilities,” the “Company,” “we,” “our”, or “us”) is the holding company for regulated utilities providing water, wastewater, or natural gas services concentrated in Pennsylvania, Ohio, Texas, Illinois, North Carolina, New Jersey, Indiana, Virginia, and Kentucky under the Aqua and Peoples brands. One of our largest operating subsidiaries is Aqua Pennsylvania, Inc., which accounted for approximately 57% of our Regulated Water segment’s operating revenues and approximately 72% of our Regulated Water segment’s income for 2025. Aqua Pennsylvania’s service territory is located in the suburban areas north and west of the City of Philadelphia and in 28 other counties in Pennsylvania. The Company’s other regulated water or wastewater utility subsidiaries provide similar services in seven additional states. Our Peoples subsidiaries provide natural gas service to approximately 747,000 customers in western Pennsylvania and Kentucky. Approximately 95% of the total number of natural gas utility customers we serve are in western Pennsylvania. The Company also operates market-based activities, conducted through its non-regulated subsidiaries, that provide utility service line protection solutions and repair services to households and gas marketing and production activities.

Execution of Agreement and Plan of Merger with American Water

On October 26, 2025, American Water Works Company, Inc. (“American Water”), Alpha Merger Sub, Inc., a direct wholly owned subsidiary of American Water (“Merger Sub”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of American Water.   Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger). On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the merger-related proposals, satisfying certain of the conditions to closing.

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) the approval of certain public utility commissions, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). There can be no guarantee that all of the remaining closing conditions and approvals will be satisfied, and the failure to complete the proposed Merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed Merger will occur by the end of the first quarter of 2027.

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

Property, Plant and Equipment and Depreciation ─ Property, plant and equipment consist primarily of utility plant. The cost of additions includes contracted cost, direct labor and fringe benefits, materials, overheads, and for additions meeting certain criteria, allowance for funds used during construction. Utility systems acquired are typically recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Further, utility systems acquired under fair value regulations would be recorded based on the valuation of the utility plant as approved by the respective utility commission. The difference between the fair value and the estimated original cost, less applicable accumulated depreciation may be recorded as an acquisition adjustment within utility plant as permitted by the applicable regulatory jurisdiction. At December 31, 2025 and 2024, utility plant includes a net credit acquisition adjustment of $8,258 and $5,627, respectively, which is generally being amortized from 10 to 53 years. Amortization of the acquisition adjustments totaled $465 in 2025, $787 in 2024, and $2,103 in 2023.

Utility expenditures for maintenance and repairs, including major maintenance projects and minor renewals, are charged to operating expenses when incurred in accordance with the system of accounts prescribed by the utility commissions of the states in which the company operates. The cost of new units of property and betterments are capitalized. Utility expenditures for water main cleaning and relining of pipes are deferred and are presented in net property, plant and equipment in accordance with the FASB’s accounting guidance for regulated operations. As of December 31, 2025, $1,635 of these costs have been incurred since the last respective rate proceeding and are considered probable of being included in future rates.

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The cost of software upgrades and enhancements are capitalized if they result in added functionality, which enables the software to perform tasks it was previously incapable of performing. Information technology costs associated with major system installations, conversions and improvements, such as software training, data conversion and business process reengineering costs, are deferred as a regulatory asset if it is probable that such costs are recoverable in future rates. If these costs are not deferred, then these costs are charged to operating expenses when incurred. As of December 31, 2025, $21,778 of these costs have been deferred since the last respective rate proceeding as a regulatory asset, and the deferral is reported as a component of net property, plant and equipment.

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

Allowance for Funds Used During Construction ─ The allowance for funds used during construction (“AFUDC”) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used and is recovered through rates as the utility plant is depreciated. The amount of AFUDC related to equity funds in 2025 was $18,278, 2024 was $13,938, and 2023 was $11,726. No interest was capitalized by our market-based businesses.

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

Generally, payment is due within 30 days once a bill is issued to a customer. Sales tax and other taxes we collect on behalf of government authorities, concurrent with our revenue-producing activities, are primarily excluded from revenue. The following table presents our revenues disaggregated by major source and customer class for the years ended December 31:

2025	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$731,818	$165,257	$708,049	$-
Commercial	208,617	41,738	141,275	-
Fire protection	46,998	-	-	-
Industrial	41,619	2,477	3,150	-
Gas transportation & storage	-	-	242,186	-
Other water	62,870	-	-	-
Other wastewater	-	13,294	-	-
Other utility	-	-	29,541	10,937
Revenues from contracts with customers	1,091,922	222,766	1,124,201	10,937
Alternative revenue program	667	337	(6,326)	-
Other and eliminations	-	-	-	30,111
Consolidated	$1,092,589	$223,103	$1,117,875	$41,048

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

2024	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$662,909	$146,849	$504,426	$-
Commercial	186,534	36,951	100,662	-
Fire protection	42,409	-	-	-
Industrial	34,831	2,724	2,279	-
Gas transportation & storage	-	-	194,413	-
Other water	80,964	-	-	-
Other wastewater	-	12,898	-	-
Other utility	-	-	30,436	11,226
Revenues from contracts with customers	1,007,647	199,422	832,216	11,226
Alternative revenue program	3,850	(265)	10,775	-
Other and eliminations	-	-	-	21,242
Consolidated	$1,011,497	$199,157	$842,991	$32,468

2023	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$641,351	$139,188	$519,406	$-
Commercial	180,731	35,530	111,272	-
Fire protection	41,257	-	-	-
Industrial	33,949	2,087	3,232	-
Gas transportation & storage	-	-	184,598	-
Other water	51,527	-	-	-
Other wastewater	-	10,589	-	-
Other utility	-	-	43,163	14,863
Revenues from contracts with customers	948,815	187,394	861,671	14,863
Alternative revenue program	2,236	68	2,088	-
Other and eliminations	-	-	-	36,689
Consolidated	$951,051	$187,462	$863,759	$51,552

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

Under our cash management system, checks issued but not yet presented to banks would result in a negative bank balance or a book overdraft. The Company funds its book overdraft from its line of credit and operating cash

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

flows. The balance of the book overdraft is reported as book overdraft in the accompanying consolidated balance sheets, and the change in the book overdraft balance is reported as cash flows from financing activities, due to our ability to fund the overdraft with the Company’s credit facility.

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

During the fourth quarter of 2025, as part of the annual goodwill assessment as of October 1, 2025, we elected to perform qualitative goodwill impairment assessments on the goodwill attributable to our Regulated Natural Gas, our Regulated Water, and Other reporting units. Based on our analysis, we determined that none of the goodwill of our reporting units were impaired.

The following table summarizes the changes in the Company’s goodwill:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2023	$58,450	$2,277,447	$4,841	$2,340,738
Reclassifications to utility plant acquisition adjustment	(25)	-	-	(25)
Balance at December 31, 2024	58,425	2,277,447	4,841	2,340,713
Goodwill acquired (See Note 2)	7,850	-	-	7,850
Reclassifications to utility plant acquisition adjustment	(4)	-	-	(4)
Balance at December 31, 2025	$66,271	$2,277,447	$4,841	$2,348,559

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

Deferred Charges and Other Assets ─ Deferred charges and other assets consist primarily of assets held to compensate employees in the future who participate in the Company’s deferred compensation plan, and prepaid pension and other post-retirement benefit plans assets, which amounted to $33,862 and $55,217 as of December 31, 2025; and $31,324 and $45,983 as of December 31, 2024, respectively. The assets of the deferred compensation plan are invested in mutual funds which are carried on the consolidated balance sheet at fair market value, and changes in fair value are included in other expense (income), refer to Note 13 – Fair Value of Financial Instruments for further details. Refer to Note 17 – Pension Plans and Other Post-Retirement Benefit Plans for further information on the prepaid pension and other post-retirement benefit plan assets.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, assets that are measured at fair value using the net asset value (“NAV”) per share practical expedient are not classified in the fair value hierarchy. There have been no changes in the valuation techniques used to measure fair value or asset or liability transfers between the levels of the fair value hierarchy for the years ended December 31, 2025 and 2024.

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

In March 2024, the U.S. Securities and Exchange Commission (SEC) issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rule. As a result, in April 2024, the SEC placed a pause on its implementation of the new rule. Depending on the outcome of the proceedings, we will include the required disclosures once it becomes effective.

Pronouncements adopted during the fiscal year:

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures".  The ASU enhances the transparency and decision usefulness of income tax disclosures and is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We adopted this ASU on a prospective basis, starting with this 2025 annual report.

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

Note 2 – Water and Wastewater Utility Acquisitions

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

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2025 are $2,600.

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2024 were $95 in 2025 and $32 in 2024.

The operating revenues included in the consolidated financial statements of the Company during the period owned by the Company for these utility systems acquired in 2023 were $9,332 in 2025, $7,715 in 2024, and $3,290 in 2023.

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

The purchase price for each of these pending acquisitions is subject to certain adjustments at closing, and is subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our commercial paper program and revolving credit facility until permanent debt and common equity are secured. These pending acquisitions are expected to close during the first half of 2026. Closings for our utility acquisitions are subject to the timing of the respective regulatory approval processes.

East Whiteland Purchase Agreement

On July 29, 2022, the Pennsylvania Public Utility Commission issued an order (the “PUC Order”) approving the Company’s acquisition of the municipal wastewater assets of East Whiteland Township, Chester County, Pennsylvania, which serves 4,018 customers (the “East Whiteland Wastewater Assets”). On August 12, 2022, the Company acquired the East Whiteland Wastewater Assets for a cash purchase price of $54,374. Subsequently on August 25, 2022, the Office of Consumer Advocate (“OCA”) filed an appeal of the PUC Order to the Pennsylvania Commonwealth Court. On July 31, 2023, a decision was issued by the Pennsylvania Commonwealth Court, in which the Pennsylvania Commonwealth Court agreed with the OCA and reversed the PUC order which approved the acquisition. On September 26, 2023, the Pennsylvania Commonwealth Court denied our motion for reargument. On October 26, 2023, the Company, the Pennsylvania Public Utility Commission, and East Whiteland Township filed an appeal to the Pennsylvania Supreme Court. East Whiteland Township filed to Supplement its Petition for Allowance of Appeal on January 2, 2024. Oral arguments before the Pennsylvania Supreme Court took place on May 14, 2025. On December 16, 2025, a decision was issued by the Pennsylvania Supreme Court that reversed the Pennsylvania Commonwealth Court’s decision and upheld the PUC’s approval of the sale of East Whiteland Wastewater Assets to the Company.

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

Note 3 – Dispositions

In January 2024, the Company completed the sale of its interest in three non-utility local microgrid and distributed energy projects for $165,000. This sale resulted in the recognition of a gain of $91,236 during the first quarter of 2024, which is included in other expense (income) in the accompanying consolidated statement of operations.

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

Note 4 – Property, Plant and Equipment

	December 31,
	2025	2024	Approximate Range of Useful Lives	Weighted Average Useful Life

Regulated Water segment:
Utility plant and equipment
Mains and accessories	$5,023,290	$4,781,229	35-90 years	66 years
Services, hydrants, treatment plants and reservoirs	3,567,271	3,315,076	5-83 years	53 years
Operations structures and water tanks	465,054	448,040	15-75 years	49 years
Miscellaneous pumping and purification equipment	1,522,970	1,328,806	3-78 years	42 years
Meters, transportation and other operating equipment	1,245,867	1,152,416	5-88 years	30 years
Land and other non-depreciable assets	142,746	141,835	-	-
Utility plant and equipment - regulated water segment	11,967,198	11,167,402
Utility construction work in progress	415,527	405,751	-	-
Net utility plant acquisition adjustment	(8,258)	(5,627)	10-53 years	22 years
Non-utility plant and equipment	22,721	20,073	17-64 years	55 years
Property, Plant and Equipment - Regulated Water segment	12,397,188	11,587,599
Regulated Natural Gas segment:
Natural gas transmission	469,806	444,560	22-97 years	61 years
Natural gas storage	65,844	62,706	30-89 years	45 years
Natural gas gathering and processing	156,078	155,470	22-80 years	48 years
Natural gas distribution	3,828,813	3,279,497	21-73 years	53 years
Meters, transportation and other operating equipment	663,979	637,712	5-61 years	24 years
Land and other non-depreciable assets	16,099	4,839	-	-
Utility plant and equipment - Regulated Natural Gas segment	5,200,619	4,584,784
Utility construction work-in-progress	92,910	102,994	-	-
Property, plant and equipment - Regulated Natural Gas segment	5,293,529	4,687,778
Total property, plant and equipment	$17,690,717	$16,275,377

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 5 – Accounts Receivable

	December 31,
	2025	2024
Billed utility revenue	$257,735	$211,168
Other	21,150	14,295
	278,885	225,463
Less allowance for doubtful accounts	61,694	58,941
Net accounts receivable	$217,191	$166,522

As of December 31, 2025, the Company’s utility customers are located principally in the following states: 66% in Pennsylvania, 9% in Ohio, 6% in North Carolina, 5% in Texas, and 5% in Illinois. No single customer accounted for more than one percent of the Company's utility operating revenues during the years ended December 31, 2025, 2024, and 2023. The following table summarizes the changes in the Company’s allowance for doubtful accounts:

	2025	2024	2023
Balance at January 1,	$58,941	$60,573	$63,981
Amounts charged to expense	22,227	21,865	23,209
Accounts written off	(25,502)	(24,190)	(27,759)
Recoveries of accounts written off and other	6,028	693	1,142
Balance at December 31,	$61,694	$58,941	$60,573

Note 6 – Regulatory Assets and Liabilities

Regulatory assets represent costs that are probable to be fully recovered from customers in future rates while regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or amounts recovered from customers in advance of incurring the costs. Except for income taxes, utility plant retirement costs and water tank painting costs, regulatory assets and regulatory liabilities are excluded from the Company’s rate base and do not earn a return. The components of regulatory assets and regulatory liabilities are as follows:

	December 31, 2025		December 31, 2024
	Regulatory	Regulatory	Regulatory	Regulatory
	Assets	Liabilities	Assets	Liabilities
Income taxes	$1,897,167	$450,713	$1,712,714	$528,656
Purchased gas costs	18,253	-	21,366	413
Utility plant retirement costs	39,928	81,918	29,146	75,270
Post-retirement benefits	66,302	158,627	80,875	160,851
Accrued vacation	451	-	418	-
Water tank painting	12,357	-	11,242	-
Fair value adjustment of long-term debt assumed in acquisition	23,234	-	30,603	-
Debt refinancing	10,595	-	11,587	-
Rate case filing expenses and other	41,161	23,229	42,689	1,325
	$2,109,448	$714,487	$1,940,640	$766,515

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

The regulatory asset for debt refinancing represents a portion of a make whole payment of $25,237 incurred in 2019 for the Company’s redemption of $313,500 of the Company’s outstanding notes that had maturities ranging from 2019 to 2037 and interest rates ranging from 3.57% to 5.83%. The Company deferred a portion of the make whole payment as it represents an amount by which we expect to receive prospective rate recovery.

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The regulatory asset related to rate case filing expenses and other represents the costs associated with filing for rate increases that are deferred and amortized over periods that generally range from one year to five years, and costs incurred by the Company for which it has received or expects to receive rate recovery. Other regulatory assets and liabilities also include the financial impacts of customer-owned lead service line replacement costs and regulatory balancing accounts. Regulatory balancing accounts represent the difference between revenues recognized and authorized revenue requirements until they are recovered from customers, and low-income customer assistance programs. In 2025, other regulatory liabilities also include $9,738 of class action lawsuit settlement proceeds allocated to Aqua North Carolina and Aqua Virginia. See Note 10 – Commitments and Contingencies for further information.

The regulatory asset related to the costs incurred for information technology software projects and water main cleaning and relining projects are described in Note 1 – Summary of Significant Accounting Policies – Property, Plant and Equipment and Depreciation.

Note 7 – Convertible Note Investment

On August 27, 2025, the Company, through its wholly owned subsidiary, Aqua Infrastructure, entered into a convertible promissory note purchase agreement with IEP Hummingbird Energy LLC (“IEP”) whereby the Company agreed to purchase convertible notes (“Convertible Note Investment”) in the aggregate principal amount of $26,000 through January 2026. IEP, a subsidiary of International Electric Power III, LLC, shall use the proceeds for the development of a gas-fired plant to power a data center being developed in Greene County, PA. The Convertible Note Investment bears zero interest, includes a fixed $16,500 loan fee concurrently payable to the Company at maturity with the principal amount of the notes on September 30, 2026, and contains conversion rights into equity at any time on or after maturity or upon certain triggering events, such as a project financial closing or equity financing, as defined in the agreement. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control. As of December 31, 2025, the Company has purchased a total of $25,125 of convertible notes from IEP.

Due to a change in project scope to focus on grid provided power, on January 20, 2026, the Company received $20,000, representing the reimbursement of the deposit paid to the gas turbine manufacturer. The Company continues to be an investor in the project via its remaining convertible notes holdings and continues to have a right of first refusal to certain water and gas business opportunities.

The Convertible Note Investment is accounted for as an available-for-sale debt security under Accounting Standards Codification 320, Investments – Debt Securities. The Company elected to measure the Convertible Note Investment using the fair value option, wherein bifurcation of an embedded derivative is not necessary, and all the related gains and losses due to change in fair value are reflected in Other expense (income) in the accompanying consolidated statement of operations.

As of December 31, 2025, $20,000 of the Convertible Note Investment is presented within Prepayments and other current assets, and the remaining $5,125 is classified as a long-term asset in the accompanying consolidated balance sheets. Changes in the fair value of this Level 3 investment (see Note 13) for year ended December 31, 2025 were as follows:

	Cost	Unrealized Gains (Losses)	Fair Value as of December 31, 2025
Convertible Note Investment	$25,125	$-	$25,125

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company is not a primary beneficiary of IEP as it does not have both (1) the power to direct the activities that most significantly impact IEP’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that could be significant to IEP. Therefore, the Company is not required to consolidate IEP in its financial statements. The Company reconsiders whether it is the primary beneficiary on an ongoing basis. The Company’s maximum risk of loss is limited to $5,125, which represents the long-term portion of the Convertible Note Investment.

Note 8 – Income Taxes

Income tax benefit for the years ended December 31, is comprised of the following:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$-	$-	$1,913
State	6,623	5,920	11,487
	6,623	5,920	13,400
Deferred:
Federal	1,521	(4,583)	(103,617)
State	(4,699)	(23,173)	23,772
	(3,178)	(27,756)	(79,845)
Total income tax expense/(benefit)	$3,445	$(21,836)	$(66,445)

The statutory Federal tax rate is 21% for 2025, 2024, and 2023. For states with a corporate net income tax, the state corporate net income tax rates range from 2.25% to 9.50% for the years presented. The Company’s effective income tax rate for 2025, 2024, and 2023 was 0.6%, (3.8)%, and (15.4)%, respectively. The Company remains subject to examination by federal and state tax authorities for the tax years of 2022 through 2025.

The differences between income taxes expected at the federal statutory rate and the reported income tax benefit are described below:

	Year Ended December 31,
	2025
	Amount	Percentage
US Federal statutory tax rate	$130,166	21.0%
State and local income tax, net of Federal income tax effect (a)	2,336	0.4%
Changes in valuation allowances	108	0.0%
Nontaxable or nondeductible items	7,948	1.3%
Changes in unrecognized tax benefits	1,294	0.2%
Other adjustments:
Plant basis differences	(114,892)	(18.6%)
Amortization of excess deferred income taxes	(6,476)	(1.0%)
Release of income tax reserve regulatory liability (b)	(10,218)	(1.6%)
Other	(6,821)	(1.1%)
Actual income tax expense	$3,445	0.6%

(a) Pennsylvania accounts for the majority of state and local income tax, net of federal income tax effect.

(b) Release of income tax reserve regulatory liability of ($22,575) of which ($12,357) is included in state and local income tax, net of federal income tax effect.

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2024	2023
Computed Federal tax expense at statutory rate	$120,430	$90,674
Decrease in Federal tax expense related to the flow through benefit of repair deductions	(107,853)	(117,370)
Amortization of deferred benefit from repair method changes	(18,454)	(18,454)
State income taxes, net of Federal tax benefit	(13,745)	(15,115)
Amortization of excess deferred income taxes	(5,971)	(8,324)
Net change in unrecognized tax benefit	288	(4,796)
Valuation allowance for deferred tax assets	4,747	8,148
Other, net	(1,278)	(1,208)
Actual income tax benefit	$(21,836)	$(66,445)

As of December 31, 2025, and 2024, a change in valuation allowance for state deferred tax assets in the amounts of $(14,758) and $(4,206), respectively, are included in state income taxes, net of federal tax benefit above.

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

In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. In the second quarter of 2023, based on the tax legislative guidance that was issued, the Company reevaluated the uncertain tax positions related to the Regulated Water segment and reclassified a portion of its historical income tax reserves as a regulatory liability until accounting treatment is determined in its next base rate case. In the first quarter of 2025, based on the rate order received by Aqua Pennsylvania, the Company released $22,575 of income tax reserve regulatory liability, while the remaining the tax benefit of $4,874 will be refunded to customers through base rates over a two-year period.

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

The following table provides the changes in the Company’s unrecognized tax benefits:

	2025	2024	2023
Balance at January 1,	$8,207	$7,898	$18,217
Impact of current year activity	(315)	309	7,219
Effect of Pennsylvania tax rate change	(122)	-	-
Decrease for prior year tax positions	-	-	(17,538)
Balance at December 31,	$7,770	$8,207	$7,898

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities, which would be recorded as income tax expense. During the years ended December 31, 2025, 2024, and 2023, there were expenses of $75, $216, and $23 for interest and penalties related to uncertain tax positions. As of December 31, 2025, 2024, and 2023, the Company recognized liabilities of $435, $360, and $144, respectively, for interest and penalties related to its uncertain tax positions.

The unrecognized tax benefits from uncertain tax positions are attributable to temporary differences. The Company does not anticipate material changes to its unrecognized tax benefits within the next year. As a result of the regulatory treatment afforded by the income tax accounting change in Pennsylvania and despite this position being a temporary difference, as of December 31, 2025, 2024, and 2023, $8,408, $7,216, and $6,918, respectively, of these tax benefits would have an impact on the Company’s effective income tax rate in the event the Company does sustain all, or a portion, of its tax position.

The following table provides the components of net deferred tax liability:

	December 31,
	2025	2024
Deferred tax assets:
Tax attributes and credit carryforwards	$513,724	$494,318
Tax effect of regulatory liabilities for post-retirement benefits	43,324	44,567
Costs expensed for book not deducted for tax, principally accrued expenses	25,102	19,642
Customers' advances for construction	18,537	26,394
Operating lease liabilities	7,524	9,532
Post-retirement benefits	-	1,638
Other	20	2,937
	608,231	599,028
Less valuation allowance	(178,597)	(166,249)
	$429,634	$432,779

Deferred tax liabilities:
Utility plant, principally due to depreciation and differences in the basis of fixed assets due to variation in tax and book accounting	$2,020,858	$1,820,785
Deferred taxes associated with the gross-up of revenues necessary to recover the effect of temporary differences in rates	468,647	408,624
Tax effect of regulatory assets for post-retirement benefits	17,932	22,151
Operating lease right-of-use assets	6,883	8,486
Deferred investment tax credit	4,432	4,601
Post-retirement benefits	1,002	-
	$2,519,754	$2,264,647

Net deferred tax liability	$2,090,120	$1,831,868

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes the changes in the Company’s valuation allowance for deferred tax assets:

	2025	2024	2023
Balance at January 1,	$166,249	$149,486	$38,940
Amounts charged to expense	14,866	542	16,311
Amounts charged to regulatory assets	(2,518)	16,221	94,235
Balance at December 31,	$178,597	$166,249	$149,486

At December 31, 2025, the Company has a cumulative Federal NOL of $1,494,786. The Company believes the Federal NOLs are more likely than not to be recovered and require no valuation allowance. The Company’s Federal NOLs will begin to expire in 2032.

At December 31, 2025, the Company has a cumulative state NOL of $3,063,726, a portion of which is offset by a valuation allowance. The Company believes a portion of its Regulated Natural Gas segment state NOLs is not likely to be realized due to its continuous investments in qualifying infrastructure resulting in the recording of a valuation allowance in 2023. The Company recorded a regulatory asset for the portion of the valuation allowance that is expected to be fully recovered from customers in future rates.  At December 31, 2025, the Company has a cumulative state valuation allowance of $2,612,828. The state NOL began expiring in 2023.

At December 31, 2025, the Company’s Federal and state NOL carryforwards are reduced by an unrecognized tax position of $22,538 and $16,670, respectively, which results from the Company’s presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amounts of the Company’s Federal and state NOL carryforwards net of the unrecognized tax positions are $1,472,249 and $3,047,056, respectively. The Company records its unrecognized tax benefit as a component of its net deferred income tax liability.

At December 31, 2025, the Company has a cumulative Federal charitable contribution of $61,917, on which a valuation allowance of $61,917 has been recorded as the Company determined it is more likely than not they will expire before they are utilized within the carryforward period.

At December 31, 2025, the Company has a cumulative state charitable contribution of $56,916 on which a valuation allowance of $56,916 has been recorded as the Company does not believe these state charitable contributions are more likely than not to be realized.

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

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 9 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Years Ended December 31,
	2025	2024	2023
Property	$36,920	$34,569	$32,790
Gross receipts, excise and franchise	17,231	17,801	17,985
Payroll	23,772	22,930	21,628
Regulatory assessments	8,777	7,836	7,451
Pumping fees	6,369	8,049	6,405
Other	(297)	3,449	3,949
Total taxes other than income taxes	$92,772	$94,634	$90,208

Note 10 – Commitments and Contingencies

Commitments –

The Company maintains agreements with other water purveyors for the purchase of water to supplement its water supply, particularly during periods of peak demand. The agreements stipulate purchases of minimum quantities of water to the year 2032. The estimated annual commitments related to such purchases through 2030 are expected to average $1,966, and the aggregate of the years remaining approximates $1,949.

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

2026	2027	2028	2029	2030	Thereafter
$1,263	$1,272	$952	$981	$1,010	$1,042

The Company’s natural gas supply is provided by sources on the interstate pipeline system and from local western Pennsylvania gas well production. The Company has various interstate pipeline service agreements that provide for firm transportation capacity, firm storage capacity, and other services and include capacity reservation charges based upon the maximum daily and annual contract quantities set forth in the agreements. Some of these agreements have minimum volume obligations and are transacted at applicable tariff and negotiated rates to the year 2034. The estimated annual commitments related to such purchases through 2030 are expected to average $266,931, and the aggregate of the years remaining beyond 2030 approximates $862,525.

The purchased water, water treatment, and purchased gas expenses under these agreements were as follows:

	Years Ended December 31,
	2025	2024	2023
Purchased water under long-term agreements	$6,612	$7,633	$6,752
Water treatment expense under contractual agreement	$1,210	$1,125	$1,103
Purchased natural gas under long-term agreements	$403,817	$277,009	$352,306

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

On October 25, 2025, the Company entered into an agreement with a financial advisor (“Advisor”) for services to be rendered in connection with the consummation of a Merger with American Water, pursuant to which the Company will pay the Advisor a fee of $60,000 (“Transaction Fee”) upon the achievement of certain milestones. If the Merger fails to close, a termination fee equal to 10% of any compensation payable to the Company will be due to the Advisor, but not to exceed the Transaction Fee. As of December 31, 2025, the Company has paid $12,000 of the Transaction Fee.

Contingencies – The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of December 31, 2025, the aggregate amount of $23,363 is accrued for loss contingencies and is reported in the Company’s consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of December 31, 2025, estimates that approximately $769 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s consolidated balance sheet as deferred charges and other assets, net.

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

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The Company submitted the phase one public water system claims requirements, and will submit other requirements within the time period provided by the MDL court. The total amount of recovery by the Company is uncertain. During the second half of 2025, the Company received a total of $46,166, representing a portion of its share of the settlement reached with 3M and DuPont, net of legal fees and settlement costs. The Company recorded $84 as a credit to claims expense and $9,739 of the proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as regulatory liabilities, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $36,343 were recorded within Deferred Credits and Other Non-current liabilities in the accompanying consolidated balance sheet, pending recommendations or orders from the respective public utility commissions on treatment of the amounts. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years.

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

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s estimated liability for these claims totaled $4,934 and $2,295 at December 31, 2025 and 2024, respectively, and represents an accrual for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

On October 1, 2025, the Company established a wholly-owned captive insurance company, Utility Insurance LLC, incorporated in the State of Utah, whose principal activity at this time is to provide insurance and reinsurance coverage for a portion of the Company’s general liability, property, workers compensation, auto liability, cyber, and management liability risks.

Note 11 – Leases

The Company leases land, office facilities, office equipment, and vehicles for use in its operations, which are accounted for as operating leases. Leases with a term of 12 months or less are not recorded on the balance sheet; rather, lease expense is recognized over the lease term. Our leases have remaining lives of 1 to 69 years.

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

	Years Ended December 31,
	2025	2024	2023
Components of lease expense were as follows:
Operating lease cost	$9,201	$9,821	$9,307

	Years Ended December 31,
	2025	2024
Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,254	$8,148

	December 31,
	2025	2024
Supplemental balance sheet information related to leases was as follows:
Operating leases:
Operating lease right-of-use assets	$25,923	$31,263

Other accrued liabilities	$6,663	7,591
Operating lease liabilities	21,608	27,447
Total operating lease liabilities	$28,271	$35,038

	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	10.7 years	10.2 years

Weighted average discount rate:
Operating leases	5.07%	5.15%

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Maturities of operating lease liabilities and a reconciliation of the operating lease liabilities reported on our consolidated balance sheets as of December 31, 2025 are as follows:

Operating Leases
2026	$7,906
2027	7,663
2028	6,988
2029	1,094
2030	602
Thereafter	12,225
Total operating lease payments	$36,478

Total operating lease payments	$36,478
Less operating lease liabilities	28,271
Present value adjustment	$8,207

Note 12 – Long-term Debt and Loans Payable

Long-term Debt – The consolidated statements of capitalization provide a summary of long-term debt as of December 31, 2025 and 2024. The supplemental indentures with respect to specific issues of the first mortgage bonds restrict the ability of Aqua Pennsylvania and other operating subsidiaries of the Company to declare dividends, in cash or property, or repurchase or otherwise acquire the stock of these companies. Loan agreements for Aqua Pennsylvania and other operating subsidiaries of the Company have restrictions on minimum net assets.  As of December 31, 2025, restrictions on the net assets of the Company were $5,321,334 of the total $6,857,456 in net assets.  As of December 31, 2025, $2,924,447 of Aqua Pennsylvania’s retained earnings of $2,944,447 and $431,127 of the retained earnings of $646,538 of other subsidiaries were free of these restrictions. Some supplemental indentures also prohibit Aqua Pennsylvania and some other subsidiaries of the Company from making loans to, or purchasing the stock of, the Company.

Sinking fund payments are required by the terms of specific issues of long-term debt. Excluding amounts due under the Company’s revolving credit agreement and commercial paper program, the future sinking fund payments and debt maturities of the Company’s long-term debt are as follows:

Interest Rate Range	2026	2027	2028	2029	2030	Thereafter
0.00% to 0.99%	$231	$199	$199	$199	$1,091	$5,409
1.00% to 1.99%	1,076	2,088	2,143	3,263	2,378	13,029
2.00% to 2.99%	1,303	1,111	906	774	500,569	600,207
3.00% to 3.99%	792	204,574	357	400,336	189	1,771,149
4.00% to 4.99%	1,620	501,625	1,630	1,558	1,525	1,612,606
5.00% to 5.99%	-	-	3,000	-	-	1,929,260
6.00% to 6.99%	5,000	20,000	-	-	-	6,000
7.00% to 7.99%	-	4,652	-	-	-	-
8.00% to 8.99%	-	-	-	-	-	-
9.00% to 9.99%	11,800	-	-	-	-	-
Total	$21,822	$734,249	$8,235	$406,130	$505,752	$5,937,660

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

The weighted average cost of long-term debt at December 31, 2025 and 2024 was 4.09% and 4.14%, respectively.  The weighted average cost of fixed rate long-term debt at December 31, 2025 and 2024 was 4.10% and 4.03%, respectively.

Revolving Credit Facility

On December 14, 2022, the Company entered into a five year $1,000,000 unsecured revolving credit facility, which replaced the Company’s prior five year $1,000,000 unsecured revolving credit facility.  Funds borrowed under this facility are classified as long-term debt and are used to provide working capital as well as support for letters of credit for insurance policies and other financing arrangements.  As of December 31, 2025, the Company has the following sublimits and available capacity under the credit facility:  $100,000 letter of credit sublimit, $85,632 of letters of credit available capacity, $100,000 daily demand loan sublimit, $100,000 daily demand loan available capacity. At December 31, 2025, the Company has $417,632 available for borrowing (net of $568,000 of capacity designated for outstanding principal borrowings under our commercial program and $14,368 letter of credit usage).  Interest under the facility is equal to either (i) Term simple secured overnight financing rate (SOFR), plus applicable margin; or (ii) an Alternate Base Rate (which is based at the highest of the (a) New York Federal Reserve Bank rate, plus 0.5%, (b) the prime rate, and, (c) the daily SOFR, plus 1.0%,) plus applicable margin.  The applicable margin for an Alternate Base Rate loan will be up to 0.5% and for a SOFR loan will be up to 1.5%, in each case depending on the debt ratings in effect as of such date.  The Company may elect either the Term SOFR or the Alternate Base Rate at the time of the drawdown, and loans may be converted from one rate to another at any time, subject or certain conditions. A facility fee is charged on the total commitment amount of the agreement.  Under these facilities the average cost of borrowings was 5.59% and 6.17%, and the average borrowing was $134,182 and $292,017, during 2025 and 2024, respectively.

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

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

As of December 31, 2025, outstanding borrowings under the Company’s commercial paper program were $567,590, net of unamortized discount on issuance of $410, with a weighted average interest rate of 3.97% and weighted average remaining term of 8 days.   Outstanding CP Notes are classified as long-term debt in the accompanying consolidated balance sheets and consolidated statements of capitalization since the Company has the intent and ability to refinance the CP Notes on a long-term basis using the Company’s revolving credit facility.  The carrying value of CP Notes approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (see Note 13).

Debt Covenants

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. During 2025, the Company was in compliance with its debt covenants under its loan and debt agreements. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Loans Payable – On June 3, 2025, Aqua Pennsylvania and PNG Companies, LLC amended and restated their respective $100,000 and $300,000 revolving credit agreements extending the maturity date by another 364-day period. The funds borrowed under these agreements are classified as loans payable and are used to provide working capital.

As of December 31, 2025 and 2024, funds borrowed under the Aqua Pennsylvania revolving credit agreement were $39,139 and $31,158, respectively. Interest under this facility is based, at the borrower’s option, on the prime rate, an adjusted overnight bank funding rate, or an adjusted SOFR rate. A commitment fee of 0.05% is charged on the total commitment amount of Aqua Pennsylvania’s revolving credit agreement. The average cost of borrowing under the facility was 5.01% and 5.9%, and the average borrowing was $34,437 and $29,074, during 2025 and 2024, respectively. The maximum amount outstanding at the end of any one month was $55,347 and $42,691 in 2025 and 2024, respectively.

As of December 31, 2025 and 2024, funds borrowed under the Peoples Natural Gas Companies revolving credit agreement were $111,000 and $155,384, respectively. Interest under this facility is based, at the borrower’s option, at the prime rate, an adjusted overnight bank funding rate, or an adjusted SOFR rate. A commitment fee of 0.08% is charged on the total commitment amount of Peoples’ revolving credit agreement. The average cost of borrowing under the facility was 5.20% and 6.18%, and the average borrowing was $63,840 and $96,609, during 2025 and 2024, respectively. The maximum amount outstanding at the end of any one month was $124,079 and $158,249 in 2025 and 2024, respectively.

Interest Income and Expense– Interest income of $1,703, $3,318, and $3,401 was recognized for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense was $329,081, $302,467, and $283,362 in 2025, 2024, and 2023, including amounts capitalized for borrowed funds of $7,975, $7,372, and $5,241, respectively.

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 13 – Fair Value of Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value, with the exception of long-term debt, as of the dates presented. The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of December 31, 2025 and 2024, the carrying amount of the Company’s loans payable was $150,139 and $186,542, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of December 31, 2025 and 2024, the carrying amounts of the Company's cash and cash equivalents were $34,778 and $9,156, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of December 31, 2025 and 2024, the carrying amount of these securities was $33,862 and $31,324, respectively, which equates to their fair value, and is reported in the consolidated balance sheet in deferred charges and other assets.

Unrealized gains and losses on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Years ended December 31,
	2025	2024	2023
Net gain (loss) recognized during the period on equity securities	$942	$1,158	$582
Less: net gain (loss) recognized during the period on equity securities sold during the period	-	-	-
Unrealized gain (loss) recognized during the reporting period on equity securities still held at the reporting date	$942	$1,158	$582

The net gain (loss) recognized on equity securities is presented on the consolidated statements of operations and comprehensive income on the line item “Other.”

The carrying amounts and estimated fair values of the Company’s long-term debt is as follows:

	December 31,
	2025	2024
Carrying amount	$8,181,848	$7,559,096
Estimated fair value	$7,326,133	$6,431,777

The fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions.

The Convertible Note Investment is recorded at fair value on a recurring basis. Since observable price quotations were not available, this is classified as a Level 3 measurement within fair value hierarchy (see Note 7).

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Note 14 – Stockholders’ Equity

At December 31, 2025, the Company had 600,000,000 shares of common stock authorized; par value $0.50. Shares outstanding and treasury shares held were as follows:

	December 31,
	2025	2024	2023
Shares outstanding	283,082,809	274,823,591	273,296,037
Treasury shares	3,423,086	3,386,069	3,299,191

At December 31, 2025, the Company had 1,770,819 shares of authorized but unissued Series Preferred Stock, $1.00 par value.

On January 23, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.3426 per share, payable March 2, 2026, to all shareholders of record on February 9, 2026. We expect to pay $96,996 in connection with this dividend.

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

The Company has an acquisition shelf registration statement on file with the SEC which permits the offering, from time to time, of an aggregate of $500,000 in shares of common stock and shares of preferred stock in connection with acquisitions. The balance remaining available for use under the acquisition shelf registration statement as of December 31, 2025 is $487,155.

The form and terms of any securities issued under the universal shelf registration statement and the acquisition shelf registration statement will be determined at the time of issuance.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“Plan”) that allows reinvested dividends to be used to purchase shares of common stock at a five percent discount from the current market value. Under the direct stock purchase program, shares are issued throughout the year. The shares issued under the Plan are either shares purchased by the Company’s transfer agent in the open-market or original issue shares. In 2025, 2024, and 2023, the Company sold 416,037, 433,688, and 430,487 original issue shares of common stock through the dividend reinvestment portion of the Plan, for net proceeds of $15,301, $15,476, and $16,005, respectively.

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

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

During the year ended December 31, 2025, the Company issued 7,671,350 shares of common stock for net proceeds of $300,117 under the 2024 ATM. As of December 31, 2025, the 2024 ATM had approximately $663,750 of equity available for issuance. During year ended December 31, 2024, the Company issued 925,497 shares of common stock for net proceeds of $36,134 under the 2024 ATM. During the year ended December 31, 2023, the Company issued 8,938,839 shares of common stock for net proceeds of $322,983 under the 2022 ATM. The Company used the net proceeds from the sales of shares through the ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

Note 15 – Net Income per Common Share and Equity per Common Share

Basic net income per share is based on the weighted average number of common shares outstanding. Diluted net income per share is based on the weighted average number of common shares outstanding and potentially dilutive shares. The dilutive effect of employee stock-based compensation are included in the computation of diluted net income per common share. The dilutive effect of stock-based compensation are calculated by using the treasury stock method and expected proceeds upon exercise or issuance of the stock-based compensation. The treasury stock method assumes that the proceeds from stock-based compensation are used to purchase the Company’s common stock at the average market price during the period. The following table summarizes the shares, in thousands, used in computing basic and diluted net income per share:

	Years ended December 31,
	2025	2024	2023
Average common shares outstanding during the period for basic computation	280,054	273,914	267,171
Effect of dilutive securities:
Employee stock-based compensation	565	507	488
Average common shares outstanding during the period for diluted computation	280,619	274,421	267,659

The number of outstanding employee stock options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was 432,942, 243,780, and 148,725 for the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 16 – Employee Stock and Incentive Plan

Under the Company’s Amended and Restated Equity Compensation Plan, (the “Plan”) approved by the Company’s shareholders on May 2, 2019, to replace the 2004 Equity Compensation Plan, stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. The Plan authorizes 6,250,000 shares for issuance under the plan. A maximum of 3,125,000 shares under the Plan may be issued pursuant to stock award, stock units and other stock-based awards, subject to adjustment as provided in the Plan. During any calendar year, no individual may be granted (i) stock options and stock appreciation rights under the Plan for more than 500,000 shares of common stock in the aggregate or (ii) stock awards, stock units or other stock-based awards under the Plan for more than 500,000 shares of Company stock in the aggregate, subject to adjustment as provided in the Plan. Awards to employees and consultants under the Plan are made by a committee of the Board of Directors, except that with respect to awards to the Chief Executive Officer, the committee recommends those awards for approval by the non-employee directors of the Board of Directors. In the case of awards to non-employee directors, the Board of Directors makes such awards. At December 31, 2025, 790,028 shares were still available for issuance under the Plan. No further grants may be made under the Company’s 2004 Equity Compensation Plan.

Performance Share Units – During 2025, 2024, and 2023, the Company granted performance share units. A performance share unit (“PSU”) represents the right to receive a share of the Company’s common stock if specified performance goals are met over the three-year performance period specified in the grant, subject to exceptions

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

through the respective vesting periods, which is generally three years. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals.

The performance goals of the 2025, 2024, and 2023 PSU grants consisted of the following metrics:

	2025	2024 and 2023
Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%	38.46%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%	30.77%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%	30.77%

The following table provides the compensation expense and income tax benefit for PSUs:

	Years ended December 31,
	2025	2024	2023
Stock-based compensation within operations and maintenance expense	$5,189	$5,787	$6,942
Income tax benefit	$1,311	$1,450	$1,741

The following table summarizes nonvested PSU transactions for the year ended December 31, 2025:

	Number of Share Units	Weighted Average Fair Value
Nonvested share units at beginning of period	563,656	$38.61
Granted	195,301	34.25
Performance criteria adjustment	(123,895)	39.78
Forfeited	(18,833)	37.96
Share units issued	(103,775)	42.77
Nonvested share units at end of period	512,454	$35.85

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

	Years ended December 31,
	2025	2024	2023
Expected term (years)	3.0	3.0	3.0
Risk-free interest rate	4.19%	4.19%	4.43%
Expected volatility	23.2%	22.4%	33.8%
Weighted average fair value of PSUs granted	$34.25	$38.10	$45.06
Intrinsic value of vested PSUs	$3,700	$3,421	$7,483
Fair value of vested PSUs	$4,390	$4,168	$9,692

As of December 31, 2025, $7,507 of unrecognized compensation costs related to PSUs is expected to be recognized over a weighted average period of approximately 1.7 years. The aggregate intrinsic value of PSUs as of December 31, 2025 was $19,658. The aggregate intrinsic value of PSUs is based on the number of nonvested share units and the market value of the Company’s common stock as of the period end date.

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

	Years ended December 31,
	2025	2024	2023
Stock-based compensation within operations and maintenance expense	$5,082	$2,802	$2,877
Income tax benefit	$1,285	$702	$722

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes nonvested RSU transactions for the year ended December 31, 2025:

	Number of Stock Units	Weighted Average Fair Value
Nonvested stock units at beginning of period	210,249	$41.40
Granted	157,442	35.00
Stock units vested	(59,841)	44.31
Forfeited	(10,516)	37.68
Nonvested stock units at end of period	297,334	$37.52

The following table summarizes the value of RSUs:

	Years ended December 31,
	2025	2024	2023
Weighted average fair value of RSUs granted	$35.00	$36.61	$45.53
Intrinsic value of vested RSUs	$2,064	$2,348	$2,427
Fair value of vested RSUs	$2,647	$2,930	$2,665

As of December 31, 2025, $3,611 of unrecognized compensation costs related to RSUs is expected to be recognized over a weighted average period of approximately 1.3 years. The aggregate intrinsic value of RSUs as of December 31, 2025 was $11,406. The aggregate intrinsic value of RSUs is based on the number of nonvested stock units and the market value of the Company’s common stock as of the period end date.

Stock Options – A stock option represents the option to purchase a number of shares of common stock of the Company as specified in the stock option grant agreement at the exercise price per share as determined by the closing market price of our common stock on the grant date. Stock options are exercisable in installments of 33% annually, starting one year from the grant date and expire ten years from the grant date. The vesting of stock options granted in 2025, 2024, and 2023 are subject to the achievement of the following performance goal: the Company achieves at least an adjusted return on equity equal to 150 basis points below the return on equity granted by the Pennsylvania Public Utility Commission during the Company’s Pennsylvania subsidiary’s last rate proceeding. The adjusted return on equity equals net income, excluding net income or loss from acquisitions which have not yet been incorporated into a rate application as of the last year end, divided by equity which excludes equity applicable to acquisitions which are not yet incorporated in a rate application during the award period.

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

	Years ended December 31,
	2025	2024	2023
Stock-based compensation within operations and maintenance expenses	$1,733	$304	$650
Income tax benefit	$436	$76	$162

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

	2025	2024	2023
Expected term (years)	5.5	5.5	5.5
Risk-free interest rate	4.22%	4.00%	4.03%
Expected volatility	28.50%	28.30%	27.80%
Dividend yield	3.69%	3.43%	2.53%
Grant date fair value per option	$7.95	$8.12	$11.37

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

The following table summarizes stock option transactions for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding, beginning of year	906,902	$36.87
Granted	197,805	35.33
Forfeited	(6,566)	36.16
Expired / Cancelled	(1,517)	41.15
Exercised	(27,238)	35.13
Outstanding at end of year	1,069,386	$36.63	5.0	$2,778

Exercisable at end of year	784,179	$36.79	3.6	$2,011

The intrinsic value of stock options is the amount by which the market price of the stock on a given date, such as at the end of the period or on the day of exercise, exceeded the closing market price of stock on the date of grant. The following table summarizes the intrinsic value of stock options exercised and the fair value of stock options which vested:

	Years ended December 31,
	2025	2024	2023
Intrinsic value of options exercised	$138	$172	$64
Fair value of options vested	$750	$502	$236

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table summarizes information about the options outstanding and options exercisable as of December 31, 2025:

	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of prices:
$30.00 - 33.99	47,999	1.1	$30.47	47,999	$30.47
$34.00 - 34.99	82,346	2.2	34.51	82,346	34.51
$35.00 - 35.99	804,911	5.2	35.77	541,208	35.93
$36.00 and above	134,130	6.6	45.28	112,626	45.26
	1,069,386	5.0	$36.63	784,179	$36.79

As of December 31, 2025, there was $810 of total unrecognized compensation costs related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

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

The following table provides the compensation cost and income tax benefit for stock-based compensation related to restricted stock:

	Years ended December 31,
	2025	2024	2023
Stock-based compensation within operations and maintenance expense	$41	$53	$43
Income tax benefit	$11	$15	$12

The following table summarizes restricted stock transactions for the year ended December 31, 2025:

	Number of Shares	Weighted Average Fair Value
Nonvested shares at beginning of period	1,268	$39.43
Granted	-	-
Vested	(1,268)	39.43
Nonvested shares at end of period	-	$-

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

	Years ended December 31,
	2025	2024	2023
Stock-based compensation within operations and maintenance expense	$810	$840	$810
Income tax benefit	$221	$233	$228

The following table summarizes the value of stock awards:

	Years ended December 31,
	2025	2024	2023
Intrinsic and fair value of stock awards vested	$810	$840	$810
Weighted average fair value of stock awards granted	$37.42	$36.82	$41.58

The following table summarizes stock award transactions for year ended December 31, 2025:

	Number of Stock Awards	Weighted Average Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	21,648	37.42
Vested	(21,648)	37.42
Nonvested stock awards at end of period	-	$-

Note 17 – Pension Plans and Other Post-retirement Benefits

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

The Company’s qualified defined benefit pension plan has a permanent lump sum option on the form of benefit payments offered to participants upon retirement or termination. The plan paid $8,062 and $4,003 to participants who elected this option during 2025 and 2024, respectively.

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

In December 2025, the Company’s Board of Directors approved the termination of the non-qualified Supplemental Pension Benefit Plan for Salaried Employees and authorized the distribution of accounts to participants as soon as administratively feasible, which is typically one year after termination to ensure compliance with tax regulations. As of December 31, 2025, the total obligation associated with the non-qualified Supplemental Pension Benefit Plan for Salaried Employees was $18,406 and is included in Other accrued liabilities in our consolidated balance sheets.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

	Pension Benefits	Other Post-retirement Benefits
Years:
2026	$43,398	$5,065
2027	24,884	5,343
2028	24,527	5,676
2029	23,983	6,111
2030	23,594	6,255
2031-2035	104,046	31,768

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The changes in the benefit obligation and fair value of plan assets, the funded status of the plans and the assumptions used in the measurement of the company’s benefit obligation are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at January 1,	$295,036	$313,698	$82,964	$91,502
Service cost	1,218	1,429	1,488	1,453
Interest cost	15,964	15,632	4,529	4,450
Actuarial loss/(gain)	4,817	(12,579)	1,548	(1,071)
Plan participants' contributions	-	-	44	121
Benefits paid	(26,344)	(23,144)	(3,439)	(7,439)
Plan amendments	137	-	-	-
Curtailments	124	-	-	-
Settlements	(2,791)	-		(6,052)
Benefit obligation at December 31,	288,161	295,036	87,134	82,964

Change in plan assets:
Fair value of plan assets at January 1,	293,652	312,303	94,250	95,005
Actual return on plan assets	24,317	(4,959)	9,824	11,781
Employer contributions	3,945	9,393	-	-
Participants' contributions	-	-	44	121
Benefits paid	(26,286)	(23,085)	(3,642)	(6,605)
Settlements	-	-	-	(6,052)
Fair value of plan assets at December 31,	295,628	293,652	100,476	94,250

Funded status of plan:
Net asset / (liability) recognized at December 31,	$7,467	$(1,384)	$13,342	$11,286

The following table provides the net liability recognized on the consolidated balance sheets at December 31:

	Pension Benefits		Other Post-retirement Benefits
	2025	2024	2025	2024
Non-current asset	$25,873	$16,475	$29,344	$29,508
Current liability	(18,406)	(1,844)	(761)	(557)
Noncurrent liability	-	(16,015)	(15,241)	(17,665)
Net asset / (liability) recognized	$7,467	$(1,384)	$13,342	$11,286

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table provides selected information about plans with accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	December 31,				December 31,
		2025			2024
	Pension Benefits		Other Post-retirement Benefits		Pension Benefits	Other Post-retirement Benefits
Selected information for plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$18,406		$	N/A	$17,858	$	N/A
Fair value of plan assets	$-		$	N/A	$-	$	N/A
Selected information for plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$18,406			$29,231	$15,352		$30,072
Fair value of plan assets	$-			$14,107	$-		$13,507

The following table provides the components of net periodic benefit costs for the years ended December 31:

	Pension Benefits			Other Post-retirement Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$1,218	$1,429	$1,507	$1,488	$1,453	$1,347
Interest cost	15,964	15,632	16,007	4,529	4,450	4,476
Expected return on plan assets	(17,065)	(18,782)	(22,223)	(4,282)	(4,420)	(4,372)
Amortization of prior service cost	311	325	684	-	-	-
Amortization of actuarial loss (gain)	3,331	3,003	2,962	(1,606)	(1,068)	(1,317)
Net periodic benefit cost/(credit)	$3,759	$1,607	$(1,063)	$129	$415	$134

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

The following table provides the amounts recognized in regulatory assets and regulatory liabilities that have not been recognized as components of net periodic benefit cost as of December 31:

	Pension Benefits		Other Post-retirement Benefits
	2025	2024	2025	2024
Net actuarial loss (gain)	$85,822	$92,190	$(29,383)	$(24,504)
Prior service cost	1,366	1,540	-	-
Total recognized in regulatory assets	$87,188	$93,730	$(29,383)	$(24,504)

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

The significant assumptions related to the Company’s benefit obligations are as follows:

	Pension Benefits		Other Post-retirement Benefits
	2025	2024	2025	2024
Weighted Average Assumptions Used to Determine Benefit Obligations as of December 31,
Discount rate	5.45%	5.64%	5.57%	5.65%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations as of December 31,
Health care cost trend rate	n/a	n/a	6.50%	6.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	2032	2032

n/a – Assumption is not applicable.

The significant assumptions related to the Company’s net periodic benefit costs are as follows:

	Pension Benefits			Other Post-retirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Discount rate	5.64%	5.17%	5.51%	5.65%	5.09%	5.45%
Expected return on plan assets	6.00%	6.20%	6.80%	3.78%-6.0%	3.91%-6.2%	4.28%-6.8%
Rate of compensation increase	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Costs for Years Ended December 31,
Health care cost trend rate	n/a	n/a	n/a	6.50%	6.25%	6.5%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2032	2029	2029

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

The target allocation by asset class as of December 31, 2025, along with the actual allocation of the Company’s pension plan assets, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2025	2024
Return seeking assets	20-40%	41%	39%
Liability hedging assets	60-80%	59%	61%
Total	100%	100%	100%

The fair value of the Company’s pension plans’ assets at December 31, 2025 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Common stock	$15,351	$-	$-	$-	$15,351
Return seeking assets:
Global equities	-	-	-	6,632	6,632
Hedge / diversifying strategies	-	-	-	61,039	61,039
Credit	-	-	-	37,335	37,335
Liability hedging assets	-	-	-	170,732	170,732
Cash and cash equivalents	4,539	-	-	-	4,539
Total pension assets	$19,890	$-	$-	$275,738	$295,628

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

Equity securities include our common stock in the amounts of $15,351 or 5.2% and $13,726 or 4.7% of total pension plans’ assets as of December 31, 2025 and 2024, respectively.

The target allocation by asset class as of December 31, 2025, and actual asset allocation of the Company’s other post-retirement benefit plans, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation	2025	2024
Return seeking assets	50-70%	68%	65%
Liability hedging assets	30-50%	32%	35%
Total	100%	100%	100%

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2025 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$33,051	$-	$-	$23,935	$56,986
Real estate securities	6,954	-	-	4,096	11,050
Liability hedging assets	16,063	-	-	11,880	27,943
Cash and cash equivalents	4,497	-	-	-	4,497
Total other post-retirement assets	$60,565	$-	$-	$39,911	$100,476

(a)Assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

The fair value of the Company’s other post-retirement benefit plans’ assets at December 31, 2024 by asset class are as follows:

	Level 1	Level 2	Level 3	Assets measured at NAV (a)	Total
Return seeking assets:
Global equities	$30,978	$-	$-	$20,020	$50,998
Real estate securities	6,750	-	-	3,713	10,463
Liability hedging assets	15,325	-	-	11,237	26,562
Cash and cash equivalents	6,227	-	-	-	6,227
Total other post-retirement assets	$59,280	$-	$-	$34,970	$94,250

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

Funding requirements for qualified defined benefit pension plans are determined by government regulations and not by accounting pronouncements. In accordance with funding rules and the Company’s funding policy, during 2026 our pension contribution is expected to be $2,416.

The Company has a 401(k) savings plan, which is a defined contribution plan and covers substantially all employees. The Company makes matching contributions that are based on a percentage of an employee’s contribution, subject to specific limitations, as well as, non-discretionary contributions based on eligible hourly wages for certain union employees, discretionary year-end contributions based on an employee’s eligible compensation, and employer profit sharing contributions. Participants may diversify their Company matching account balances into other investments offered under the 401(k) savings plan. The Company’s contributions,

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

which are recorded as compensation expense, were $25,960, $24,921, and $23,519, for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 18 – Rate Activity

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

On September 12, 2024, the PAPUC issued an order approving the settlement agreement to the general rate case filed by the Company’s regulated natural gas operating subsidiary, Peoples Natural Gas, that allowed base rate increases designed to increase total annual operating revenues by $93,000 or 11.1%.  At the time the rate order was received, the rates in effect included various surcharges and credits, such as the Distribution System Improvement Charges (“DSIC”) and Tax Cuts and Jobs Act (“TCJA”) amortization credits totaling approximately $21,000 on an annual basis. The order also provided an annualized change in gathering and other operating revenues of approximately $3,000. Consequently, the aggregate annual base rates increased approximately $111,000, as the DSIC was reset to zero, and the TCJA amortization credit, other surcharges and other operating revenues were adjusted.  New rates went into effect on September 27, 2024.  The order also approved the implementation of a weather normalization adjustment mechanism (WNA), which is applied to customer bills during the heating season of October through May each year.  The weather normalization adjustment mechanism is designed to stabilize our residential and commercial customers’ distribution charges by adjusting billings based on temperature variances from average weather, which effectively decreases rates when the weather is colder than average, and increases rates when the weather is warmer than average.  The Company expects the weather normalization adjustment mechanism to result in reduced earnings volatility during the heating season.  On October 11, 2024, the Pennsylvania Office of the Consumer Advocate (OCA) appealed this rate case to the Commonwealth Court. On February 12, 2025, the Office of Consumer Advocate discontinued its appeal on all but one non-revenue matter which can potentially be resolved through settlement.

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

In addition to the base rate awards noted above, the Company’s other operating subsidiaries were allowed annualized rate increases of $2,240 in 2025, $2,127 in 2024, and $1,703 in 2023, represented by three, four, and three rate decisions, respectively. Revenues recognized in aggregate from all of the base rate increases realized in the year of grant were approximately $72,790, $34,832, and $10,109, in 2025, 2024, and 2023, respectively.

Eight states in which the Company operates permit water and wastewater utilities to add a surcharge to their water or wastewater bills to offset the additional depreciation and capital costs related to infrastructure system replacement and rehabilitation projects completed and placed into service between base rate filings. Additionally, Pennsylvania and Kentucky allow for the use of an infrastructure rehabilitation surcharge for natural gas utility systems. The surcharge for infrastructure system replacements and rehabilitations is typically adjusted periodically based on additional qualified capital expenditures completed or anticipated in a future period, is capped as a percentage of base rates, generally at 5% to 12.75%, and is reset to zero when new base rates that reflect the costs of those additions become effective or when a utility’s earnings exceed a regulatory benchmark. During 2025, the Company received approval to bill infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $13,276 in its water and wastewater utility operating divisions in Pennsylvania, Ohio, and New Jersey, and $1,180 in its gas utility operating divisions in Pennsylvania and Kentucky. The surcharge for infrastructure system replacements and rehabilitations provided revenues in 2025, 2024, and 2023 of $15,189, $45,750, and $20,261, respectively.

Pending Base Rate Cases

On January 30, 2026, the Company’s regulated water and wastewater operating subsidiary in New Jersey, Aqua New Jersey, filed an application with the New Jersey Board of Public Utilities designed to increase revenues by $7,886 annually.

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

On April 30, 2025, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission, which was updated on August 18, 2025. The updated rate case filing requests an increase in rates of $30,154 in the first year of new rates being implemented, then by an additional $6,014 and $6,074 in the second and third years, respectively.

Note 19 – Segment Information

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

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

The following table presents information about the Company’s reportable segments and reconciliations to consolidated amounts. Asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information is not presented:

2025	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Eliminations	Consolidated
Revenues from external customers	$1,326,629	$1,114,531	$2,441,160	$33,455	$2,474,615
Intersegment revenues	-	3,344	3,344	(3,344)	-
Total operating revenues	$1,326,629	$1,117,875	$2,444,504	$30,111	$2,474,615
Operations and maintenance expense	$405,017	$227,656	$632,673	$6,931	$639,604
Purchased gas	$-	$384,811	$384,811	$19,006	$403,817
Depreciation and amortization	$257,305	$158,348	$415,653	$1,818	$417,471
Taxes other than income taxes	$69,058	$19,978	$89,036	$3,736	$92,772
Interest expense, net	$150,763	$107,073	$257,836	$69,542	$327,378
Allowance for funds used during construction	$(20,805)	$(5,448)	$(26,253)	$-	$(26,253)
Gain on sale of assets (a)	$(1,325)	$-	$(1,325)	$-	$(1,325)
Other segment items (b)	$1,038	$(618)	$420	$917	$1,337
Provision for income taxes (benefit)	$54,658	$(41,300)	$13,358	$(9,913)	$3,445
Net income (loss)	$410,920	$267,375	$678,295	$(61,926)	$616,369
Capital expenditures	$779,543	$650,437	$1,429,980	$-	$1,429,980

2024	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Eliminations	Consolidated
Revenues from external customers	$1,221,880	$840,453	$2,062,333	$23,780	$2,086,113
Intersegment revenues	-	2,538	2,538	(2,538)	-
Total operating revenues	$1,221,880	$842,991	$2,064,871	$21,242	$2,086,113
Operations and maintenance expense	$381,088	$207,176	$588,264	$(1,014)	$587,250
Purchased gas	$-	$267,226	$267,226	$9,783	$277,009
Depreciation and amortization	$232,338	$135,814	$368,152	$1,400	$369,552
Taxes other than income taxes	$68,006	$22,985	$90,991	$3,643	$94,634
Interest expense, net	$140,086	$92,988	$233,074	$66,075	$299,149
Allowance for funds used during construction	$(16,713)	$(4,597)	$(21,310)	$-	$(21,310)
Gain on sale of assets (a)	$(636)	$(91,581)	$(92,217)	$(7)	$(92,224)
Other segment items (b)	$(1,445)	$(644)	$(2,089)	$664	$(1,425)
Provision for income taxes (benefit)	$68,851	$(79,993)	$(11,142)	$(10,694)	$(21,836)
Net income (loss)	$350,305	$293,617	$643,922	$(48,608)	$595,314
Capital expenditures	$726,698	$603,049	$1,329,747	$-	$1,329,747

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

2023	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Eliminations	Consolidated
Revenues from external customers	$1,153,376	$860,586	$2,013,962	$39,862	$2,053,824
Intersegment revenues	-	3,173	3,173	(3,173)	-
Total operating revenues	$1,153,376	$863,759	$2,017,135	$36,689	$2,053,824
Operations and maintenance expense	$368,843	$209,073	$577,916	$(2,398)	$575,518
Purchased gas	$-	$327,548	$327,548	$24,758	$352,306
Depreciation and amortization	$217,593	$125,263	$342,856	$839	$343,695
Taxes other than income taxes	$62,759	$23,846	$86,605	$3,603	$90,208
Interest expense, net	$124,680	$92,320	$217,000	$62,961	$279,961
Allowance for funds used during construction	$(14,786)	$(2,181)	$(16,967)	$-	$(16,967)
Loss (gain) on sale of assets	$(624)	$559	$(65)	$-	$(65)
Other segment items (b)	$(3,596)	$121	$(3,475)	$862	$(2,613)
Provision for income taxes (benefit)	$57,546	$(113,353)	$(55,807)	$(10,638)	$(66,445)
Net income (loss)	$340,961	$200,563	$541,524	$(43,298)	$498,226
Capital expenditures	$668,720	$527,538	$1,196,258	$2,845	$1,199,103

(a) Refer to Note 3 – Dispositions for additional information.

(b) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments.

Note 20 – Other Supplemental Cash Flow Information

The following table provides the components of the Company’s cash paid for income taxes for the following years presented:

	Years Ended December 31,
	2025	2024	2023
Federal	$-	$-	$-
State
Pennsylvania	8,229	5,882	6,900
Texas	563	503	403
Other States	288	313	536
Total	$9,080	$6,698	$7,839

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In assessing the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of management’s assessment and based on the criteria in the framework, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information appearing in the sections captioned Information Regarding Nominees, Corporate Governance – Code of Ethics, – Board and Board Committees, and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive Proxy Statement relating to our 2026 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report is incorporated by reference herein.

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

Name	Age	Position with Essential Utilities (1)
Christopher H. Franklin	60

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

Daniel J. Schuller	56

Executive Vice President and Chief Financial Officer (October 2018 to present); Executive Vice President, Strategy and Corporate Development (July 2015 to October 2018); Investment Principal – J.P. Morgan Asset Management – Infrastructure Investments Group (2007 to 2015)

Colleen M. Arnold	55	President, Aqua Water (March 2020 to present); Deputy Chief Operating Officer, Aqua (September 2015 to March 2020)
Michael A. Huwar	62	President, Peoples Natural Gas (August 2020 to present); President Columbia Gas of Pennsylvania & Columbia Gas of Maryland (February 2017 to August 2020)
Christopher P. Luning	58

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

Bradley J. Palmer	43

Vice President, Chief Accounting Officer (July 2025 to present); Vice President, Deputy Chief Accounting Officer (October 2024 to July 2025); Aqua Pennsylvania Controller (June 2021 to October 2024); Audit Senior Manager, Deloitte (January 2018 to June 2021); Accounting Manager, Florida Power & Light (June 2016 to January 2018); Accounting Manager, PECO Energy Company (June 2013 to June 2016)

(1)In addition to the capacities indicated, the individuals named in the above table hold other offices or directorships with subsidiaries of the Company. Officers serve at the discretion of the Board of Directors.

Item 11.	Executive Compensation

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2026 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock - The information responsive to this item will be included in the definitive Proxy Statement relating to our 2026 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Securities Authorized for Issuance under Equity Compensation Plans - The following table provides information for our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,879,174 (1)	$35.13 (2)	790,028
Equity compensation plans not approved by security holders	-	-	-
Total	1,879,174	$35.13	790,028

(1)Consists of 1,069,386 shares issuable upon exercise of outstanding options, 512,454 shares issuable upon conversion of outstanding performance share units, and 297,334 shares issuable upon conversion of outstanding restricted share units.

(2)Calculated based upon outstanding options of 1,069,386 shares to acquire our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2026 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information responsive to this item will be included in the definitive Proxy Statement relating to our 2026 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report, and is incorporated by reference herein.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except per share amounts)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference to
		Form	File No.	Exhibit(s)	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 26, 2025, by and among American Water Works Company, Inc., Alpha Merger Sub, Inc., and Essential Utilities, Inc.**	8-K	001-06659	10.1	October 27, 2025
3.1	Essential Utilities, Inc. Amended and Restated Articles of Incorporation as of May 12, 2020	8-K	001-06659	3.1	May 18, 2020
3.2	Amended and Restated Bylaws of Essential Utilities, Inc. dated October 25, 2023	8-K	001-06659	3.2	October 25, 2023
4.1	Description of Securities of Essential Utilities, Inc.	^	^	^	^
4.2	Indenture of Mortgage dated as of January 1, 1941 between Aqua Pennsylvania, Inc. (f/k/a Philadelphia Suburban Water Company) and The Bank of New York Mellon Trust Company, as successor trustee to First Pennsylvania Bank, N.A. (f/k/a The Pennsylvania Company for Insurance on Lives and Granting Annuities)	10-K	001-06659	4.1.1	February 26, 2016
4.2.1	Twenty-sixth Supplemental Indenture dated as of November 1, 1991	10-K	001-06659	4.1.3	February 26, 2016
4.2.2	Thirty-third Supplemental Indenture, dated as of November 15, 1999	10-K	001-06659	4.27	March 29, 2000
4.2.3	Thirty-fifth Supplemental Indenture, dated as of January 1, 2002	10-K	001-06659	4.22	March 20, 2002
4.2.4	Forty-seventh Supplemental Indenture, dated as of October 15, 2012	10-K	001-06659	4.24	February 28, 2013
4.2.5	Forty-eighth Supplemental Indenture, dated as of October 1, 2013	10-K	001-06659	4.1.17	March 3, 2014
4.2.6	Form of Supplemental Indenture during and after 2014	10-K	001-06659	4.1.15	February 26, 2016
4.2.6.1	Schedule of Outstanding Supplemental Indentures during and after 2014	^	^	^	^
4.3	Bond Purchase Agreement, dated November 8, 2012, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association, John Hancock Life Insurance Company, John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Minnesota Life Insurance Company, United Health Care Insurance Company, American Republic Insurance Company, Western Fraternal Life Association	10-K	001-06659	10.54	February 28, 2013

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

4.4	Bond Purchase Agreement, dated October 24, 2013, by and among Aqua Pennsylvania, Inc., John Hancock Life Insurance Company (U.S.A), John Hancock Life Insurance Company of New York, John Hancock Life & Health Insurance Company, The Lincoln National Life Insurance Company, Thrivent Financial for Lutherans, United Insurance Company of America, Equitable Life & Casualty Insurance Company, Catholic United Financial, and Great Western Insurance Company	10-K	001-06659	10.45	March 3, 2014
4.5	Bond Purchase Agreement, dated December 29, 2014, by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), Phoenix Life Insurance Company, PHL Variable Insurance Company, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, and Companion Life Insurance Company	10-K	001-06659	10.58	February 27, 2015
4.6	Bond Purchase Agreement, dated December 3, 2015 by and among Aqua Pennsylvania, Inc., Thrivent Financial for Lutherans, State Farm Life Insurance Company, John Hancock Life Insurance Company (U.S.A), The Lincoln National Life Insurance Company, Teachers Insurance And Annuity Association Of America, CMFG Life Insurance Company, Genworth Life Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, United Of Omaha Life Insurance Company, The State Life Insurance Company, Pioneer Mutual Life Insurance Company, MONY Life Insurance Company	10-K	001-06659	4.12	February 26, 2016
4.7	Note Purchase Agreement, dated November 3, 2016, by and among the Registrant and the note purchasers thereto	10-K	001-06659	4.13	February 24, 2017
4.8	Bond Purchase Agreement, dated December 15, 2016 by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Association of America, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, John Hancock Life Insurance Company, American Equity Investment Life Insurance Company, Genworth Life and Annuity Insurance Company, Phoenix Life Insurance Company, PHL Variable Insurance Company, American United Life Insurance Company, The State Life Insurance Company, and Pioneer Mutual Life Insurance Company	10-K	001-06659	4.14	February 24, 2017
4.9	Bond Purchase Agreement, dated July 10, 2017 by and among Aqua Illinois, Inc., Teachers Insurance and Annuity Association of America	10-Q	001-06659	4.1	November 2, 2017
4.10	Bond Purchase Agreement, dated July 20, 2017 by and among Aqua Pennsylvania, Inc., New York Life Insurance Company, New York Life Insurance and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3), New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 3-2)	10-Q	001-06659	4.2	November 2, 2017

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

4.11	Bond Purchase Agreement, dated June 29, 2018, by and among Aqua Pennsylvania, Inc., CMFG Life Insurance Company, Manufactures Life Reinsurance Limited, The Lincoln National Life Insurance Company, New York Life Insurance Company, The State Life Insurance Company, and Phoenix Life Insurance Company	10-Q	001-06659	4.1	August 3, 2018
4.12	Bond Purchase Agreement, dated November 15, 2018, by and among Aqua Pennsylvania, Inc., Teachers Insurance and Annuity Associated of America, American United Life Insurance Company, Pioneer Mutual Life Insurance Company, The State Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and United of Omaha Life Insurance Company	10-K	001-06659	4.15	February 26, 2019
4.13	Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.4	April 23, 2019
4.13.1	First Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.5	April 23, 2019
4.13.2	Second Supplemental Indenture, dated as of April 23, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.6	April 23, 2019
4.13.3	Third Supplemental Indenture, dated as of April 26, 2019, between the Registrant and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 26, 2019
4.13.4	Form of Global Note for the 2029 Notes (included in Exhibit 4.13.3 above)	8-K	001-06659	4.4	April 26, 2019
4.13.5	Form of Global Note for the 2049 Notes (included in Exhibit 4.13.3 above)	8-K	001-06659	4.5	April 26, 2019
4.13.6	Fourth Supplemental Indenture, dated April 13, 2020, by and between Essential Utilities, Inc. and U.S. Bank N.A.	8-K	001-06659	4.3	April 15, 2020
4.13.7	Fifth Supplemental Indenture, dated April 19, 2021, between Essential Utilities, Inc. and U.S. Bank N.A., as trustee	8-K	001-06659	4.3	April 19, 2021
4.13.8	Sixth Supplemental Indenture, dated May 20, 2022, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A, as trustee	8-K	001-06659	4.3	May 20, 2022
4.13.9	Seventh Supplemental Indenture, dated January 8, 2024, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A., as trustee	8-K	001-06659	4.3	January 8, 2024
4.13.10	Eighth Supplemental Indenture, dated August 15, 2024, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A., as trustee	8-K	001-06659	4.3	August 15, 2024
4.13.11	Ninth Supplemental Indenture, dated August 7, 2025, between Essential Utilities, Inc. and U.S. Bank Trust Company N.A., as trustee	8-K	001-06659	4.3	August 7, 2025
4.13.12	Form of Global Note for the 2027 Notes (included in Exhibit 4.13.10 above)	8-K	001-06659	4.3	August 15, 2024

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

		10-K	001-06659	4.18	March 1, 2021
4.18	Bond Purchase Agreement, dated April 15, 2021, by and among Aqua Ohio, Inc., Teachers Insurance and Annuity Association of America, State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, and State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.19	March 1, 2022
4.19	Bond Purchase Agreement, dated September 19, 2022, by and among Aqua Pennsylvania, Inc. and the Purchasers	10-Q	001-06659	4.1	November 9, 2022

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

4.20	Bond Purchase Agreement, dated December 15, 2022, by and among Aqua Pennsylvania, Inc. and State Farm Life Insurance Company, State Farm Life and Accident Assurance Company, State Farm Insurance Companies Employee Retirement Trust	10-K	001-06659	4.21	March 1, 2023
4.21	Bond Purchase Agreement, dated May 29, 2025, by and among Aqua Pennsylvania, Inc. and the Purchasers	10-Q	001-06659	10.3	August 4, 2025
10.1	Credit Agreement, dated December 14, 2022, between Essential Utilities, Inc., PNC Bank, National Association, CoBank, ACB, Bank of America, N.A., Royal Bank of Canada, The Huntington National Bank, Barclays Bank PLC, Citizens Bank, N.A., The Toronto-Dominion Bank, and Wells Fargo Bank, N.A	10-K	001-06659	10.1	March 1, 2023
10.2	Amended and Restated Revolving Credit Agreement, dated as of November 17, 2016, between Aqua Pennsylvania and PNC Bank, National Association, TD Bank, N.A., Citizens Bank of Pennsylvania, and Huntington National Bank	10-K	001-06659	10.2.4	February 24, 2017
10.2.1	Second Amended and Restated Revolving Credit Agreement, dated as of June 3, 2025, between Aqua Pennsylvania, Inc. and PNC Bank, National Association, Citizens Bank N.A., and The Huntington National Bank	10-Q	001-06659	10.1	August 4, 2025
10.3	The Registrant’s Deferred Compensation Plan Master Trust Agreement with PNC Bank, National Association, dated as of December 31, 1996*	10-K	001-06659	10.24	March 25, 1997
10.3.1	Amendment 2008-1 to the Registrant’s Deferred Compensation Plan Master Trust Agreement, dated as of December 15, 2008*	10-K	001-06659	10.50	February 27, 2009
10.4	The Registrant’s 2009 Executive Deferral Plan (as amended and restated effective January 1, 2009)*	S-8	333-156047	4.1	December 10, 2008
10.5	The Registrant’s Supplemental Pension Benefit Plan for Salaried Employees (as amended and restated effective January 1, 2011)*	10-K	001-06659	10.58	February 27, 2012
10.6	The Registrant’s Dividend Reinvestment and Direct Stock Purchase Plan	S-3ASR	333-271878	N/A	May 12, 2023
10.7.1	Performance-Based Share Unit Grant Terms and Conditions*	10-K	001-06659	10.7.1	February 27, 2025
10.7.2	Restricted Stock Unit Grant Terms and Conditions*	10-K	001-06659	10.7.2	February 27, 2025
10.7.3	Stock Option Grant Terms and Conditions*	10-K	001-06659	10.7.3	February 27, 2025
10.8	The Registrant’s 2012 Employee Stock Purchase Plan*	10-K	001-06659	10.10	February 26, 2016
10.9	The Registrant’s Annual Cash Incentive Compensation Plan (adopted February 26, 2013)*	10-K	001-06659	10.56	February 28, 2013
10.10	Form of Amended and Restated of Change-in-Control Agreement of Essential Utilities, Inc.*	8-K	001-06659	10.2	May 3, 2024
10.10.1	Schedule of Change in Control Agreement between the Company and executive officers*	^	^	^	^
10.11	Non-Employee Directors' Compensation, effective January 1, 2025*	8-K	001-06659	10.1	December 13, 2024
10.12	Employment Agreement dated July 1, 2024, between the Registrant and Christopher Franklin*	8-K	001-06659	10.1	May 3, 2024

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

10.13	Form of Sales Agreement, dated August 13, 2024, among Essential Utilities, Inc., a Sales Agent and, if applicable, a Forward Purchaser	8-K	001-06659	1.1	August 13, 2024
10.13.1	Form of Forward Sale Agreement, by and between Essential Utilities, Inc. and a Forward Purchaser	8-K	001-06659	99.1	August 13, 2024
10.14	The Registrant Amended and Restated Omnibus Equity Compensation Plan	8-K	001-06659	10.1	May 3, 2019
10.15	Essential Utilities, Inc. Stock Award Grant Instrument dated as of March 16, 2020*	10-Q	001-06659	10.4	May 8, 2020
10.16	Note Purchase Agreement, dated February 26, 2010, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1	April 13, 2020
10.16.1	Third Supplement to Note Purchase Agreement, dated September 20, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.6	April 13, 2020
10.16.2	Fourth Supplement to Note Purchase Agreement, dated November 9, 2017, by and between PNG Companies, LLC and the note purchasers thereto	8-K/A	001-06659	10.1.7	April 13, 2020
10.16.3	Credit Agreement, dated November 25, 2020, by and between PNG Companies, LLC and PNC Bank, National Association and TD Bank, N.A.	10-K	001-06659	10.21.9	March 1, 2022
10.16.4	Amended and Restated Revolving Credit Agreement, dated as of June 3, 2025, between PNG Companies LLC and PNC Bank, National Association, Citizens Bank N.A., and The Huntington National Bank	10-Q	001-06659	10.2	August 4, 2025
19.1	The Registrant’s Insider Trading Policy	10-K	001-06659	19.1	February 27, 2025
21.1	Subsidiaries of Essential Utilities, Inc.	^	^	^	^
23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	^	^	^	^
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934	^	^	^	^
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350	^^	^^	^^	^^
97.1	The Registrant’s Compensation Recoupment Policy	10-K	001-06659	10.16	March 1, 2023
101.INS	Inline XBRL Instance Document	^	^	^	^
101.SCH	Inline XBRL Taxonomy Extension Schema Document	^	^	^	^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	^	^	^	^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	^	^	^	^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	^	^	^	^
101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document	^	^	^	^

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101)	^	^	^	^

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of specific instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

*Indicates management contract or compensatory plan or arrangement

** Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

^ Filed herewith

^^Furnished herewith

The Merger Agreement incorporated by reference as Exhibit 2.1 herewith has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about American Water or the Company, or any of their or our respective subsidiaries or affiliates. The representations, warranties and covenants contained in the Merger Agreement (i) were made by the parties thereto only for purposes of that agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the Merger Agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosure schedules exchanged between the parties in connection with the execution of the Merger Agreement (such disclosure schedules having included information in each party’s public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

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

Date: February 26, 2026

 ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(In thousands of dollars, except per share amounts)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on February 26, 2026 in the capacities indicated below.

Signature	Title

/s/ Christopher H. Franklin
Christopher H. Franklin	Chairman, President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Daniel J. Schuller
Daniel J. Schuller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Bradley J. Palmer
Bradley J. Palmer	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Elizabeth B. Amato
Elizabeth B. Amato	Director

/s/ Christopher L. Bruner
Christopher L. Bruner	Director

/s/ David A. Ciesinski
David A. Ciesinski	Director

/s/ Daniel J. Hilferty
Daniel J. Hilferty	Director

/s/ W. Bryan Lewis
W. Bryan Lewis	Director

/s/ Tamara Linde
Tamara Linde	Director

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Balance Sheets

(In thousands of dollars)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,512	$-
Accounts receivable, net	2,499	2,515
Accounts receivable - affiliates	400,820	244,758
Prepayments and other current assets	18,312	17,107
Total current assets	424,143	264,380

Deferred charges and other assets, net	85,598	68,141
Notes receivable - affiliates	3,773,702	3,033,702
Deferred income tax asset	82,225	135,026
Investment in subsidiaries	8,095,911	7,575,145
Total assets	$12,461,579	$11,076,394
Liabilities and Equity
Stockholders' equity	$6,857,456	$6,198,809

Long-term debt, excluding current portion, net of debt issuance costs	5,088,583	4,430,657

Current liabilities:
Accounts payable	335	-
Accrued interest	51,851	41,444
Accounts payable - affiliates	309,738	166,872
Dividends payable	-	89,441
Other accrued liabilities	44,893	24,394
Total current liabilities	406,817	322,151

Other liabilities	108,723	124,777
Total liabilities and equity	$12,461,579	$11,076,394

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Income and Comprehensive Income

(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024	2023
Other income	$2,331	$1,303	$2,985
Operating expense and other expenses	13,521	4,259	6,479
Operating income (loss)	(11,190)	(2,956)	(3,494)
Interest expense	69,643	61,900	64,031
Interest income	(169)	(1,582)	(348)
Other income	(945)	(1,160)	(584)
Loss before equity in earnings of subsidiaries and income taxes	(79,719)	(62,114)	(66,593)
Equity in earnings of subsidiaries	680,749	645,204	547,617
Income before income taxes	601,030	583,090	481,024
Income tax benefit	(15,339)	(12,224)	(17,202)
Net income	$616,369	$595,314	$498,226

Comprehensive income	$616,369	$595,314	$498,226

Net income per common share:
Basic	$2.20	$2.17	$1.86
Diluted	$2.20	$2.17	$1.86

Average common shares outstanding during the period:
Basic	280,054	273,914	267,171
Diluted	280,619	274,421	267,659

The accompanying condensed notes are an integral part of these condensed financial statements.

Essential Utilities, Inc.

Schedule 1 – Condensed Parent Company Financial Statements

Condensed Statements of Cash Flows

(In thousands of dollars)

	Years ended December 31,
	2025	2024	2023
Net cash flows used in operating activities	$(421,047)	$(284,039)	$(179,556)
Cash flows from investing activities:
Acquisitions of utility systems and other, net	(56,985)	(501)	(32,431)
Increase in investment in subsidiaries	(84,620)	(104,022)	(36,740)
Convertible note investment	(25,125)	-	-
Other	349	322	554
Net cash flows used in investing activities	(166,381)	(104,201)	(68,617)
Cash flows from financing activities:
Proceeds from long-term debt	1,201,657	1,644,604	906,856
Repayments of long-term debt	(1,120,000)	(960,000)	(677,000)
Proceeds from issuance of common stock from at-the market sale agreement	300,117	36,134	322,983
Net proceeds of commercial paper	567,448	-	-
Proceeds from issuance of common stock under dividend reinvestment plan	15,301	15,476	16,005
Proceeds from exercised stock options	956	2,471	287
Repurchase of common stock	(2,284)	(4,048)	(3,981)
Dividends paid on common stock	(373,821)	(346,392)	(316,806)
Other	566	(5)	(171)
Net cash flows from financing activities	589,940	388,240	248,173
Net change in cash and cash equivalents	2,512	-	-
Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$2,512	$-	$-

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

As of December 31, 2025 and 2024, the Parent had a current accounts receivable – affiliates balance of $400,820 and $244,758, respectively. As of December 31, 2025 and 2024, the Parent had a notes receivable – affiliates balance of $3,773,702 and $3,033,702, respectively. The changes in these balances represent non-cash adjustments that are recorded through the Parent’s investment in subsidiaries.

In the ordinary course of business, the Parent indemnifies a third-party for surety bonds issued on behalf of subsidiary companies, guarantees the performance of one of its regulated utilities in a jurisdiction that requires such guarantees, and guarantees several projects associated with the treatment of water in a jurisdiction.

Note 2 – Dividends from subsidiaries – Dividends in the amount of $0, $0, and $0 were paid to the Parent by its wholly-owned subsidiaries during the years ended December 31, 2025, 2024, and 2023, respectively.

Note 3 – Long-term debt – The Parent has long-term debt under unsecured note purchase agreements with investors in addition to its $1,000,000 revolving credit agreement. Excluding amounts due under the revolving credit agreement, the debt maturities of the Parent’s long-term debt are as follows:

Year	Debt Maturity
2026	$-
2027	500,000
2028	-
2029	400,000
2030	500,000
Thereafter	3,125,000