Form 10-Q
period 2026-03-31
Essential Utilities, Inc.
filed 2026-05-07
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2026: 283,632,983

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Assets	2026	2025
Property, plant and equipment, at cost	$17,942,936	$17,690,717
Less: accumulated depreciation	3,501,839	3,427,035
Net property, plant and equipment	14,441,097	14,263,682

Current assets:
Cash and cash equivalents	75,926	34,778
Accounts receivable, net	287,323	217,191
Unbilled revenues	131,215	167,085
Inventory - materials and supplies	56,449	51,767
Inventory - gas stored	15,747	60,686
Prepayments and other current assets	36,221	59,110
Regulatory assets	19,749	19,779
Total current assets	622,630	610,396

Regulatory assets	2,215,042	2,089,669
Deferred charges and other assets, net	123,294	122,217
Funds restricted for construction activity	1,451	1,445
Goodwill	2,349,059	2,348,559
Operating lease right-of-use assets	24,669	25,923
Intangible assets	2,873	2,954
Total assets	$19,780,115	$19,464,845

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	March 31,	December 31,
Liabilities and Equity	2026	2025
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 286,851,236 and 286,505,895 as of March 31, 2026 and December 31, 2025	$143,426	$143,253
Capital in excess of par value	4,532,634	4,524,517
Retained earnings	2,310,842	2,280,669
Treasury stock, at cost, 3,493,159 and 3,423,086 shares as of March 31, 2026 and December 31, 2025	(93,693)	(90,983)
Total stockholders' equity	6,893,209	6,857,456

Long-term debt, excluding current portion	8,415,437	8,160,026
Less: debt issuance costs and unamortized discount on debt	53,814	49,859
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt	8,361,623	8,110,167
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	26,501	21,822
Loans payable	35,553	150,139
Accounts payable	171,960	276,080
Book overdraft	11,930	25,494
Accrued interest	92,356	82,466
Accrued taxes	30,010	28,688
Regulatory liabilities	21,834	11,202
Dividends payable	97,063	-
Other accrued liabilities	167,239	168,592
Total current liabilities	654,446	764,483

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	2,219,580	2,090,120
Customers' advances for construction	118,428	115,465
Regulatory liabilities	709,614	703,285
Operating lease liabilities	20,076	21,608
Pension and other postretirement benefit liabilities	15,380	15,241
Other	62,692	60,814
Total deferred credits and other liabilities	3,145,770	3,006,533

Contributions in aid of construction	725,067	726,206
Total liabilities and equity	$19,780,115	$19,464,845

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Operating revenues	$861,759	$783,626

Operating expenses:
Operations and maintenance	175,795	137,824
Purchased gas	238,615	184,641
Depreciation	107,109	96,764
Amortization	3,620	2,613
Taxes other than income taxes	25,980	22,879
Total operating expenses	551,119	444,721

Operating income	310,640	338,905

Other expense (income):
Interest expense	87,307	82,065
Interest income	(1,611)	(229)
Allowance for funds used during construction	(5,760)	(5,832)
Other	(75)	(293)
Income before income taxes	230,779	263,194
Income tax expense (benefit)	6,387	(20,595)
Net income	$224,392	$283,789

Comprehensive income	$224,392	$283,789

Net income per common share:
Basic	$0.79	$1.03
Diluted	$0.79	$1.03

Average common shares outstanding during the period:
Basic	283,181	275,194
Diluted	283,636	275,687

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		March 31,	December 31,
		2026	2025
Stockholders' equity:
Common stock, $0.50 par value		$143,426	$143,253
Capital in excess of par value		4,532,634	4,524,517
Retained earnings		2,310,842	2,280,669
Treasury stock, at cost		(93,693)	(90,983)
Total stockholders' equity		6,893,209	6,857,456

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2026 to 2052	8,419	7,328
1.00% to 1.99%	2031 to 2049	37,814	23,977
2.00% to 2.99%	2026 to 2058	204,536	204,870
3.00% to 3.99%	2026 to 2056	1,251,114	1,252,397
4.00% to 4.99%	2027 to 2059	1,120,402	1,120,564
5.00% to 5.99%	2028 to 2061	412,260	412,260
6.00% to 6.99%	2026 to 2036	31,000	31,000
7.00% to 7.99%	2027	4,593	4,652
9.00% to 9.99%	2026	11,800	11,800
		3,081,938	3,068,848

Notes payable to bank under revolving credit agreement, variable rate, due 2027			-
Unsecured notes payable:
Commercial paper program (See Note 7)		315,000	568,000
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.57% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.125%, due 2036		500,000	-
Notes at 5.25%, due 2035		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		8,441,938	8,181,848

Current portion of long-term debt		26,501	21,822
Long-term debt, excluding current portion		8,415,437	8,160,026
Less: debt issuance costs and unamortized discount on debt		53,814	49,859
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt		8,361,623	8,110,167

Total capitalization		$15,254,832	$14,967,623

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2025	$143,253	$4,524,517	$2,280,669	$(90,983)	$6,857,456
Net income	-	-	224,392	-	224,392
Dividends of March 2, 2026 ($0.3426 per share)	-	-	(96,996)	-	(96,996)
Dividends of June 1, 2026 declared ($0.3426 per share)	-	-	(97,063)	-	(97,063)
Issuance of common stock under dividend reinvestment plan (100,757 shares)	51	3,741	-	-	3,792
Issuance of common stock from at-the-market sale agreements (44,300 shares)	22	1,778	-	-	1,800
Repurchase of stock (75,906 shares)	-	-	-	(2,925)	(2,925)
Equity compensation plan (193,917 shares)	97	(97)	-	-	-
Exercise of stock options (6,367 shares)	3	206	-	-	209
Stock-based compensation	-	2,716	(160)	-	2,556
Other	-	(227)	-	215	(12)
Balance at March 31, 2026	$143,426	$4,532,634	$2,310,842	$(93,693)	$6,893,209

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$224,392	$283,789
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110,729	99,377
Deferred income taxes	4,408	(18,605)
Provision for doubtful accounts	3,877	357
Stock-based compensation	2,678	2,604
Gain on sale of utility system and other assets	523	(237)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	3,311	(9,126)
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(80,234)	(47,945)
Other, net	(4,279)	(10,697)
Net cash flows from operating activities	265,405	299,517
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $1,816 and $1,891	(269,249)	(270,539)
Acquisitions of utility systems, net	(18,204)	(17,552)
Proceeds from the sale of utility systems and other assets	39	240
Convertible note investment	20,000	-
Other, net	(47)	(29)
Net cash flows used in investing activities	(267,461)	(287,880)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	9,717	7,065
Repayments of customers' advances	(518)	(1,317)
Net repayments of short-term debt	(114,586)	(97,252)
Net repayments from commercial paper program	(253,000)	-
Proceeds from other long-term debt	510,100	708,150
Repayments of other long-term debt	(813)	(551,150)
Change in cash overdraft position	(13,564)	(41,204)
Proceeds from issuance of common stock under dividend reinvestment plan	3,792	3,812
Proceeds from issuance of common stock from at-the-market sale agreement	1,800	63,080
Proceeds from exercised stock options	209	342
Repurchase of common stock	(2,925)	(2,234)
Dividends paid on common stock	(96,996)	(89,463)
Other, net	(12)	162
Net cash flows from (used in) financing activities	43,204	(9)
Net change in cash and cash equivalents	41,148	11,628
Cash and cash equivalents at beginning of period	34,778	9,156
Cash and cash equivalents at end of period	$75,926	$20,784

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$137,746	$109,976
Non-cash utility property contributions	6,128	5,919

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at March 31, 2026, the unaudited condensed consolidated statements of operations and comprehensive income, cash flows, and of equity for the three months ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

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

There have been no changes to the summary of significant accounting policies previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Plan of Merger with American Water

On October 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Water Works Company, Inc. (“American Water”) to combine the two companies in a stock-for stock transaction, with the Company surviving the Merger as a wholly owned subsidiary of American Water.   Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger). On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the merger-related proposals, satisfying certain of the conditions to closing.

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

Note 3 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	March 31, 2026				March 31, 2025
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$178,240	$42,823	$356,125	$-	$163,877	$38,361	$302,073	$-
Commercial	49,274	10,663	77,052	-	45,477	9,181	61,351	-
Fire protection	11,559	-	-	-	11,154	-	-	-
Industrial	9,817	799	1,843	-	9,051	601	1,274	-
Gas transportation & storage	-	-	100,611	-	-	-	96,523	-
Other water	14,273	-	-	-	17,668	-	-	-
Other wastewater	-	3,275	-	-	-	3,160	-	-
Other utility	-	-	3	2,793	-	-	10,764	2,891
Revenues from contracts with customers	263,163	57,560	535,634	2,793	247,227	51,303	471,985	2,891
Alternative revenue program	(93)	(448)	(6,222)	-	(305)	(268)	(1,188)	-
Other and eliminations	-	-	-	9,372	-	-	-	11,981
Consolidated	$263,070	$57,112	$529,412	$12,165	$246,922	$51,035	$470,797	$14,872

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 4 – Water and Wastewater Utility Acquisitions

Completed Acquisitions

Business combinations

In March 2026, the Company acquired Greenville Municipal Water Authority’s water utility system in Greenville, Pennsylvania, which serves approximately 3,000 customers for $18,000. The preliminary purchase price allocation for this acquisition consisted primarily of property, plant and equipment of $17,500 and goodwill of $500.

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

The pro-forma effect of the above utility systems acquired is not material either individually or collectively to the Company’s results of operations.

Asset Acquisitions

In April 2025, the Company acquired the Village of Midvale’s water system in Ohio, which serves approximately 1,000 customers for $2,950.

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serve approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

Pending Acquisitions

In March 2026, the Company entered into a purchase agreement to acquire public water and wastewater system assets in Wake County, North Carolina, which serve approximately 1,026 customers for $4,360.

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

The purchase price for these pending acquisitions are subject to certain adjustments at closing, and are subject to regulatory approval, including the final determination of the fair value of the rate base acquired. We plan to finance the purchase price of these acquisitions by utilizing our commercial paper program and revolving credit facility until permanent debt and common equity are secured. Closings for our utility acquisitions are subject to the timing of the respective regulatory approval processes. These pending acquisitions are expected to close during the second quarter of 2026.

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

Note 5 – Convertible Note Investment

In 2025, the Company purchased $25,125 of convertible notes (“Convertible Note Investment”) from IEP Hummingbird Energy LLC (“IEP”), a subsidiary of International Electric Power III, LLC, to fund the development of a gas-fired plant to power a data center being developed in Greene County, PA. The Convertible Note Investment bears zero interest, includes a fixed $16,500 loan fee concurrently payable to the Company at maturity with the principal amount of the notes on September 30, 2026, and contains conversion rights into equity at any time on or after maturity or upon certain triggering events, such as a project financial closing or equity financing, as defined in the agreement. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control.

Due to a change in project scope to focus on grid provided power, on January 20, 2026, the Company received $20,000, representing the reimbursement of the deposit paid to the gas turbine manufacturer. The Company continues to be an investor in the project via its remaining convertible notes holdings and continues to have a right of first refusal to certain water and gas business opportunities.  As of March 31, 2026, the Company’s remaining Convertible Note Investment amounted to $5,125.

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

The Convertible Note Investment is classified as long-term asset within Deferred charges and other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of this Level 3 investment (see Note 8) for the three-month period ended March 31, 2026 were as follows:

	Fair Value as of December 31, 2025	Payments	Unrealized Gains (Losses)	Fair Value as of March 31, 2026
Convertible Note Investment	$25,125	$(20,000)	$-	$5,125

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company is not a primary beneficiary of IEP as it does not have both (1) the power to direct the activities that most significantly impact IEP’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that could be significant to IEP. Therefore, the Company is not required to consolidate IEP in its financial statements. The Company reconsiders whether it is the primary beneficiary on an ongoing basis. As of March 31, 2026, the maximum risk of loss by the Company is limited to its remaining Convertible Note Investment of $5,125.

Note 6 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2025	$66,271	$2,277,447	$4,841	$2,348,559
Goodwill acquired (See Note 4)	500	-	-	500
Balance at March 31, 2026	$66,771	$2,277,447	$4,841	$2,349,059

Note 7 – Capitalization

At-the-Market Offering

On August 13, 2024, the Company established a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended March 31, 2026, we issued 44,300 shares of common stock for net proceeds of approximately $1,800 under the 2024 ATM. As of March 31, 2026, the 2024 ATM had approximately $658,900 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital and repaying a portion of outstanding indebtedness.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

As of March 31, 2026, outstanding borrowings under the Company’s commercial paper program were $314,463, net of unamortized discount on issuance of $537, with a weighted average interest rate of 4.16% and weighted average remaining term of 16 days.  Outstanding CP Notes are classified as long-term debt in the accompanying condensed consolidated balance sheets and condensed consolidated statements of capitalization since the Company has the intent and ability to refinance the CP Notes on a long-term basis using the Company’s revolving credit facility.  The carrying value of CP Notes approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (see Note 8).

Long-term and Short-Term Debt

The condensed consolidated statements of capitalization provide a summary of the Company’s long-term and short-term debt as of March 31, 2026 and December 31, 2025.

On March 9, 2026, the Company issued $500,000 of senior notes, less expenses of $5,140, due on March 15, 2036, with an interest rate of 5.125%. The Company used the proceeds from the issuance of the senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes.

In addition to the notes issued by the Company above, during the three months ended March 31, 2026, the Company’s regulated water subsidiaries obtained in the aggregate $15,187 of low-interest government loans, with interest rates ranging from 0.46% to 1.743% and maturity dates ranging from 2030 to 2049.

At March 31, 2026, our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $670,632 available for borrowing (net of $315,000 of capacity designated for outstanding principal borrowings under our commercial paper program and $14,368 letter of credit usage). Additionally, at March 31, 2026, we had short-term lines of credit of $400,000, primarily used for working capital, of which $364,447 was available for borrowing.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. The Company was in compliance with its debt covenants under its loan and debt agreements as of March 31, 2026. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 8 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the three months ended March 31, 2026.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s loans payable was $35,553 and $150,139, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company's cash and cash equivalents was $75,926 and $34,778, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of March 31, 2026 and December 31, 2025, the carrying amount of these securities was $35,393 and $33,862, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended
	March 31,
	2026	2025
Net gain recognized during the period on equity securities	$1,051	$651
Less: net gain recognized during the period on equity securities sold during the period	-	-
Unrealized gain recognized during the reporting period on equity securities still held at the reporting date	$1,051	$651

The net gain/(loss) recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

The carrying amounts and estimated fair values of the Company’s long-term debt (which includes CP Notes) is as follows:

	March 31,	December 31,
	2026	2025
Carrying amount	$8,441,938	$8,181,848
Estimated fair value	$7,471,338	$7,326,133

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

	Three Months Ended
	March 31,
	2026	2025
Average common shares outstanding during the period for basic computation	283,181	275,194
Effect of dilutive securities:
Employee stock-based compensation	455	493
Average common shares outstanding during the period for diluted computation	283,636	275,687

The number of outstanding employee stock options, in thousands, that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 634 for the three months ended March 31, 2026; and 441 for the three months ended March 31, 2025. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. At March 31, 2026, 348,864 shares were still available for issuance under the Plan.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The performance goals of the 2026 and 2025 grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%

The following were the assumptions used in the pricing model for the 2026 and 2025 grants:

	2026	2025
Expected term (years)	3	3
Risk-free interest rate	3.63%	4.19%
Expected volatility	21.61%	23.20%

The following table provides compensation expense for PSUs:

	Three Months Ended
	March 31,
	2026	2025
Stock-based compensation within operations and maintenance expenses	$1,151	$1,416
Income tax benefit	$290	$358

The following table summarizes the PSU transactions for the three months ended March 31, 2026:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	512,454	$35.85
Granted	172,080	$41.44
Performance criteria adjustment	(72,092)	$39.22
Actual vested	(84,704)	$45.07
Forfeited	(10,261)	$36.92
Nonvested share units at end of period	517,477	$35.66

The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2026 and 2025 was $41.44 and $34.25, respectively.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Restricted Stock Units – A restricted stock unit (“RSU”) represents the right to receive a share of the Company’s common stock. In prior years, RSUs were eligible to be earned at the end of a specified restricted period, which is generally three years, beginning on the date of grant. Beginning in 2025, RSUs granted vest 33% each year. The following table provides the compensation expense and income tax benefit for RSUs:

	Three Months Ended
	March 31,
	2026	2025
Stock-based compensation within operations and maintenance expenses	$1,235	$907
Income tax benefit	$311	$229

The following table summarizes the RSU transactions for the three months ended March 31, 2026:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	297,334	$37.52
Granted	149,931	$39.28
Stock units vested	(108,749)	$40.94
Forfeited	(4,830)	$36.77
Nonvested stock units at end of period	333,686	$37.50

The per unit weighted-average fair value at the date of grant for RSUs granted during the three months ended March 31, 2026 and 2025 was $39.28 and $35.54, respectively.

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

	Three Months Ended
	March 31,
	2026	2025
Stock-based compensation within operations and maintenance expenses	$280	$269
Income tax benefit	$70	$68

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model for the 2026 and 2025 grants:

\
	2026	2025
Expected term (years)	5.5	5.5
Risk-free interest rate	3.85%	4.22%
Expected volatility	22.48%	28.50%
Dividend yield	3.49%	3.69%
Grant date fair value per option	$7.00	$7.95

The following table summarizes stock option transactions for the three months ended March 31, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,069,386	$36.63
Granted	197,851	$39.15
Forfeited	(1,443)	$35.43
Exercised	(6,367)	$32.78
Outstanding at end of period	1,259,427	$37.06	5.6	$4,709

Exercisable at end of period	892,580	$36.87	4.1	$3,700

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

	Three Months Ended
	March 31,
	2026	2025
Stock-based compensation within operations and maintenance expenses	$12	$12
Income tax benefit	$3	$3

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes restricted stock transactions for the three months ended March 31, 2026:

t

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock at beginning of period	-	$-
Granted	1,323	$37.79
Vested	-	$-
Nonvested restricted stock at end of period	1,323	$37.79

Stock Awards – Stock awards represent the issuance of the Company’s common stock, without restriction. The issuance of stock awards results in compensation expense that is equal to the fair market value of the stock on the grant date and is expensed immediately upon grant. There were no stock awards granted and vested during the three months ended March 31, 2026 and March 31, 2025.

Note 11 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended
	March 31,
	2026	2025
Service cost	$222	$304
Interest cost	3,771	3,991
Expected return on plan assets	(4,251)	(4,266)
Amortization of prior service cost	77	78
Amortization of actuarial loss	824	833
Net periodic benefit cost	$643	$940

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	Other
	Postretirement Benefits
	Three Months Ended
	March 31,
	2026	2025
Service cost	$415	$372
Interest cost	1,138	1,132
Expected return on plan assets	(1,155)	(1,071)
Amortization of actuarial gain	(662)	(401)
Net periodic benefit cost (credit)	$(264)	$32

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

In December 2025, the Company’s Board of Directors approved the termination of its non-qualified pension plan. Consequently, participants in the non-qualified plan have stopped earning benefits. The settlement of the benefit obligations is expected to occur during the fourth quarter of 2026. As of March 31, 2026 and December 31, 2025, the total benefit obligation associated with the non-qualified pension plan was $18,404 and $18,406, respectively, and is included in other accrued liabilities in the consolidated balance sheets.

The Company did not make cash contributions to the Pension Plan during the first quarter of 2026 and intends to make cash contributions of $2,416 later in the year.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

During the three months ended March 31, 2026, two of the Company’s water and wastewater utility operating divisions in Ohio and two of the Company’s wastewater utility operating divisions in Indiana implemented approved base rate increases designed to increase total operating revenues on an annual basis by $1,834 and by $1,003, respectively. Further, during the three months ended March 31, 2026, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $301 in its water and wastewater utility operating divisions in Pennsylvania, by $2,610 in its water and wastewater utility operating divisions in Illinois, by $6,557 in its natural gas operating division in Pennsylvania, and by $2,819 in its natural gas operating division in Kentucky.

Pending Base Rate Cases

On March 27, 2026, the Company’s natural gas operating subsidiary in Pennsylvania filed an application with the PAPUC to increase operating revenues for its natural gas distribution service by approximately $163,000 annually.

On January 30, 2026, the Company’s regulated water and wastewater operating subsidiary in New Jersey, Aqua New Jersey, filed an application with the New Jersey Board of Public Utilities designed to increase revenues by $7,886 annually.

On July 30, 2025, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $7,927 annually. Interim rates were implemented on January 26, 2026, based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers.

On June 30, 2025, the Company’s regulated water and wastewater operating subsidiaries in Ohio, Aqua Ohio and Aqua Ohio Wastewater, filed applications with the Public Utilities Commission of Ohio designed to increase rates in total by $14,653.

On June 20, 2025, the Company’s regulated water and wastewater operating subsidiary in Texas, Aqua Texas, filed an application with the Public Utility Commission of Texas designed to increase rates by $29,149. Interim rates were implemented on March 9, 2026, based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers.

On April 30, 2025, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission, which was updated on August 18, 2025. The updated rate case filing requests an increase in rates of $30,154 in the first year of new rates being implemented, then by an additional $6,014 and $6,074 in the second and third years, respectively. Interim rates were implemented on January 1, 2026, based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended
	March 31,
	2026	2025
Property	$9,660	$9,070
Gross receipts, excise and franchise	4,658	2,886
Payroll	7,550	6,961
Regulatory assessments	2,275	2,035
Pumping fees	1,292	1,340
Other	545	587
Total taxes other than income	$25,980	$22,879

\

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

	Three Months Ended					Three Months Ended
	March 31, 2026					March 31, 2025
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$322,975	$528,458	$851,433	$10,326	$861,759	$300,848	$469,451	$770,299	$13,327	$783,626
Intersegment revenues	-	954	954	(954)	-	-	1,346	1,346	(1,346)	-
Total operating revenues	$322,975	$529,412	$852,387	$9,372	$861,759	$300,848	$470,797	$771,645	$11,981	$783,626
Operations and maintenance expense	$103,122	$56,233	$159,355	$16,440	$175,795	$89,418	$55,675	$145,093	$(7,269)	$137,824
Purchased gas	$-	$233,302	$233,302	$5,313	$238,615	$-	$176,959	$176,959	$7,682	$184,641
Depreciation and amortization	$69,691	$40,580	$110,271	$458	$110,729	$60,629	$38,339	$98,968	$409	$99,377
Taxes other than income taxes	$18,286	$6,029	$24,315	$1,665	$25,980	$15,592	$5,754	$21,346	$1,533	$22,879
Interest expense, net	$39,881	$27,745	$67,626	$18,070	$85,696	$36,563	$26,140	$62,703	$19,133	$81,836
Allowance for funds used during construction	$(4,700)	$(1,060)	$(5,760)	$-	$(5,760)	$(4,732)	$(1,100)	$(5,832)	$-	$(5,832)
Other segment items (a)	$682	$(183)	$499	$(574)	$(75)	$27	$(127)	$(100)	$(193)	$(293)
Provision for income taxes (benefit)	$14,695	$(25,464)	$(10,769)	$17,156	$6,387	$(4,571)	$(20,348)	$(24,919)	$4,324	$(20,595)
Net income (loss)	$81,318	$192,230	$273,548	$(49,156)	$224,392	$107,922	$189,505	$297,427	$(13,638)	$283,789
Capital expenditures	$178,182	$91,067	$269,249	$-	$269,249	$155,688	$114,851	$270,539	$-	$270,539

(a) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments and gain on sale of other assets.

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of March 31, 2026, the aggregate amount of $23,375 is accrued for loss contingencies and is reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of March 31, 2026, estimates that approximately $768 of the amount accrued for these matters are probable of recovery through insurance, which amount is also reported in the Company’s condensed consolidated balance sheet as deferred charges and other assets, net.

During a portion of 2019, the Company’s Illinois subsidiary initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a settlement that was reached with the state and local regulators and approved by the

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Illinois court with jurisdiction over this matter in July 2024. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint sought class action certification, attorney’s fees, and “damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water. In December, 2024, the State court in Will County, Illinois dismissed the case against the Company, and plaintiffs have filed an appeal of that decision. In addition, plaintiffs commenced similar actions in federal court and in front of two state agencies. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. Further, the Company submitted a claim for the expenses incurred to its insurance carriers for potential recovery of a portion of these costs and is currently in litigation with one of its carriers seeking to enforce its claims, and recently prevailed in the Third Circuit Court of Appeals which held that the insurance carrier possessed a duty to defend. In February 2025, the Company received $5,602 in related insurance proceeds for a portion of expenses incurred by the Company. In the first quarter of 2026, all parties conditionally agreed to resolve all matters, including the insurance litigation.  The class action settlement was filed in the appropriate jurisdiction and was preliminarily approved by the court. The final approval of the class action settlement is expected in 2026. The insurance related matter was settled and a dismissal was filed in the jurisdiction where that matter was pending. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The total amount of recovery by the Company is uncertain. In 2025, the Company received a total of $46,166, representing a portion of its share of the settlement reached with 3M and DuPont, net of legal fees and settlement costs. During the three months ended March 31, 2026, the Company received an additional $252 from DuPont. As of March 31, 2026, the Company presented $9,972 of the proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $36,446 were recorded within Deferred credits and other non-current liabilities in the accompanying condensed consolidated balance sheets, pending recommendation or order from the respective public utility commissions on treatment of the amounts. These cash proceeds are presented within Other in the cash flows from operating activities in the accompanying condensed consolidated statement of cash flows. In April 2026, the Company received a portion of the Tyco settlement, net of legal fees and settlement costs, amounting to $7,260. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years.

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

The Company’s Pennsylvania wastewater subsidiary was recently served with a complaint brought by the City of Chester in the ongoing series of suits with respect to the DELCORA acquisition.  In the case, the City requests a Declaratory Judgement seeking that the court enjoin and prevent the transfer of certain assets from DELCORA to the Company’s wastewater subsidiary.  The Company’s wastewater subsidiary, in response, filed a counterclaim against the City of Chester, among other filings. At this juncture, we do not feel that a loss (here the potential termination of our agreement with DELCORA) is probable.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $4,934 at March 31, 2026 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

On October 25, 2025, the Company entered into an agreement with a financial advisor (“Advisor”) for services to be rendered in connection with the consummation of the merger with American Water, pursuant to which the Company will pay the Advisor a fee of $60,000 (“Transaction Fee”) upon the achievement of certain milestones. If the Merger fails to close, a termination fee equal to 10% of any compensation payable to the Company will be due to the Advisor, but not to exceed the Transaction Fee. As of December 31, 2025, the Company has incurred $12,000 of the Transaction Fee. During the three months ended March 31, 2026, the Company incurred additional fees of $13,000 payable to the Advisor. The Company includes pre-merger expenses within Operations and maintenance expense line on the condensed consolidated statements of operations and comprehensive income.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 16 – Income Taxes

The Company’s effective tax rate was an expense of 2.8% and a benefit of 7.8% for the three months ended March 31, 2026 and 2025, respectively.  The change in the effective tax rate for the three months ended March 31, 2026 over the first three months of 2025 is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025 not recurring in the current year.

In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the three months ended March 31, 2026 and 2025. For states with a corporate net income tax, the state corporate net income tax rates range from 2.0% to 9.5% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to flow-through tax, the amortization of deferred benefit from repair method changes, state income taxes, and other permanent book-to-tax differences.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; the proposed merger with American Water Works Company, Inc. (“American Water”); prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, including those resulting from changes in government fiscal policies and regulations, the imposition of tariffs, the threat of cyber-attacks and data breaches, changes in capital requirements and funding, the success of growth initiatives, including pending acquisitions, changes to the capital markets, our ability to control operating expenses and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such reports. In addition to the foregoing, there are various risks and other uncertainties associated with the Company’s proposed merger with American Water, including a fixed exchange ratio that will not adjust or account for fluctuations in American Water’s or the Company’s stock price; limitations on the parties’ ability to pursue alternatives to the proposed merger; an event, change or other circumstance that could give rise to the termination of the merger agreement; a delay in the timing to consummate the proposed merger; each party’s ability to obtain required governmental and regulatory approvals required for the proposed merger (and/or that such approvals may result in the imposition of burdensome or commercially undesirable conditions, including required dispositions, that could adversely affect the combined company or the expected benefits of the proposed merger); financial impacts of the proposed merger on the Company and the combined company’s earnings, earnings per share, financial condition, results of operations, cash flows and share price, and any related accounting impacts; any impact of the proposed merger on the Company’s ability to declare and pay quarterly dividends on its common stock; the risk of litigation related to the proposed merger; changes in the parties’ key management and personnel; the amount and nature of incurred transaction costs associated with the proposed merger; and reduced ownership and voting interests for the Company’s and American Waters’s shareholders upon completion of the proposed merger. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) the approval of certain public utility commissions, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. During the three months ended March 31, 2026, the Company incurred $16,300 of pre-merger related expenses which is presented within operations and maintenance expense in the condensed consolidated statements of operations and comprehensive income.

Macroeconomic Factors

Our business is subject to various economic factors that affect our customers and our industry. We continue to evaluate the evolving macroeconomic environment, including those impacts resulting from potential changes to environmental regulations and geopolitical conflicts, and to take action to mitigate the impact on our business, consolidated results of operations, and financial condition. Timely and adequate rate relief is important to our continued profitability and in providing a fair return to our shareholders. We continue to pursue enhancements to our regulatory practices to facilitate the efficient recovery of the increased cost of providing services and infrastructure improvements in our rates and mitigate the inherent regulatory lag associated with traditional rate making processes.

Regulatory Developments

During the three months ended March 31, 2026, two of the Company’s water and wastewater utility operating divisions in Ohio and two of the Company’s wastewater utility operating divisions in Indiana implemented approved base rate increases designed to increase total operating revenues on an annual basis by $1,834 and by $1,003, respectively. Further, during the three months ended March 31, 2026, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $301 in its water and wastewater utility operating divisions in Pennsylvania, by $2,610 in its water and wastewater utility operating divisions in Illinois, by $6,557 in its natural gas operating division in Pennsylvania, and by $2,819 in its natural gas operating division in Kentucky.

On March 27, 2026, the Company’s natural gas operating subsidiary in Pennsylvania filed an application with the Pennsylvania Public Utility Commission to increase operating revenues for its natural gas distribution service by approximately $163,000 annually.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

On July 30, 2025, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission designed to increase revenues by $7,927 annually. Interim rates were implemented on January 26, 2026 based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers.

On June 30, 2025, the Company’s regulated water and wastewater operating subsidiaries in Ohio, Aqua Ohio and Aqua Ohio Wastewater, filed applications with the Public Utilities Commission of Ohio designed to increase rates in total by $14,653.

On June 20, 2025, the Company’s regulated water and wastewater operating subsidiary in Texas, Aqua Texas, filed an application with the Public Utility Commission of Texas designed to increase rates by $29,149. Interim rates were implemented on March 9, 2026, with the difference between interim and final approved rates subject to refund to customers based on an estimate of the final outcome of the order.

On April 30, 2025, the Company’s regulated water and wastewater operating subsidiary in North Carolina, Aqua North Carolina, filed an application with the North Carolina Utilities Commission, which was updated on August 18, 2025. The updated rate case filing requests an increase in rates of $30,154 in the first year of new rates being implemented, then by an additional $6,014 and $6,074 in the second and third years, respectively. Interim rates were implemented on January 1, 2026, based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers.

Growth Through Acquisitions and Capital Investment

In March 2026, the Company acquired Greenville Municipal Water Authority’s water utility system in Greenville, Pennsylvania which serves approximately 3,000 customers for $18,000. As of March 31, 2026, the Company had four signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 201,000 equivalent retail customers or equivalent dwelling units and total approximately $286,000 in purchase price in three of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 3 – Water and Wastewater Acquisitions for further discussion.

During the three-month period ended March 31, 2026, we invested $269,249 to improve our regulated water and natural gas infrastructure system and to enhance customer service. From 2026 through 2030, the Company plans to invest approximately $8,700,000 to improve water and natural gas systems and better serve customers through improved information technology. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Multi-District Litigation Class Action Settlement

A number of the Company’s water and wastewater subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit in the United States District Court for the District of South Carolina against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The total amount of recovery by the Company is uncertain. During the three months ended March 31, 2026, the Company received an additional $252 from DuPont. As of March 31, 2026, the Company presented $9,972 of the proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $36,446 were recorded within deferred credits and other non-current liabilities in the accompanying condensed consolidated balance sheet, pending recommendation or order from the respective public utility commissions on treatment of the amounts. In April 2026, the Company received a portion of the Tyco settlement, net of legal fees and settlement costs, amounting to $7,260. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years.

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

Net cash flows from operating activities were $265,405 for the first three months of 2026, compared to $299,517 for the first three months of 2025. Operating cash flow decreased by $34,112 during the three months ended March 31, 2026 compared to the same period in the prior year primarily due to the timing of vendor payments and an increase in operations and maintenance expense.

Net cash flows used in investing activities decreased by $20,419 primarily due to the $20,000 return of a portion of the Company’s convertible note investment in January 2026. During the first three months of 2026, we incurred $269,249 of capital expenditures. The capital expenditures were related to new and replacement water, wastewater, and natural gas mains, improvements to treatment plants, including additional treatment processes to remove PFAS compounds, tanks, hydrants, and service lines, well and booster improvements, information technology improvements, and other enhancements and improvements.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net cash inflows from financing activities increased by $43,213 primarily due to lower debt repayments during the first three months of 2026 compared to the same period in 2025.

On March 9, 2026, the Company issued $500,000 of senior notes, less expenses of $5,140, due on March 15, 2036, with an interest rate of 5.13%. The Company used the proceeds from the issuance of the senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes. In addition to the senior notes issued by the Company, during the three months ended March 31, 2026, the Company’s regulated water subsidiaries obtained in the aggregate $15,187 of low-interest government loans to fund capital projects, with interest rates ranging from 0.46% to 1.743% and maturity dates ranging from 2030 to 2049.

On March 19, 2025, the Company established the CP Program that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  Maturities of CP Notes may vary, but cannot exceed 364 days from the date of issue.  Amounts available under the CP Program may be borrowed, repaid, and re-borrowed from time to time.  The CP Program is reinforced by the Company’s revolving credit facility, as amounts undrawn under the Company’s revolving credit facility are available to repay the CP Notes.  Notes issued under the CP Program rank equally with the Company’s present and future unsecured indebtedness.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of March 31, 2026, outstanding borrowings under the Company’s CP Program were $314,463, net of unamortized discount on issuance of $537, with a weighted average interest rate of 4.16% and weighted average remaining term of 16 days.

On August 13, 2024, the Company established an ATM, under which we may issue and sell shares of our common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended March 31, 2026, we issued 44,300 shares of common stock for net proceeds of approximately $1,800 under the 2024 ATM. As of March 31, 2026, the 2024 ATM had approximately $658,900 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

At March 31, 2026, we had $75,926 of cash and cash equivalents compared to $34,778 at December 31, 2025. During the first three months of 2026, we used the proceeds from long-term debt, the proceeds from the issuance of commercial paper, and the proceeds from issuance of common stock, as well as internally generated funds, for capital expenditures, repayment of existing indebtedness, payment of dividends, and general corporate purposes.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

At March 31, 2026, our $1,000,000 unsecured revolving credit facility, which expires in December 2027, had $670,632 available for borrowing (net of $315,000 of capacity designated for outstanding principal borrowings under our commercial paper program and $14,368 letter of credit usage). Additionally, at March 31, 2026, we had short-term lines of credit of $400,000, primarily used for working capital, of which $364,447 was available for borrowing. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

Credit Risk

The Company and its subsidiaries’ access to capital markets and costs of financing are influenced by its credit ratings. Below summarizes the Company and its subsidiaries’ issuer and security credit ratings as of March 31, 2026:

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)	% change
Operating revenues	$861,759	$783,626	$78,133	10.0%
Operations and maintenance expense	$175,795	$137,824	$37,971	27.6%
Purchased gas	$238,615	$184,641	$53,974	29.2%
Net income	$224,392	$283,789	$(59,397)	-20.9%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	20.4%	17.6%
Purchased gas	27.7%	23.6%
Depreciation and amortization	12.8%	12.7%
Taxes other than income taxes	3.0%	2.9%
Interest expense, net of interest income	9.9%	10.4%
Net income	26.0%	36.2%

Effective tax rate	2.8%	-7.8%

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Consolidated operating revenues increased by $78,133 or 10.0% as compared to the same period in 2025. Revenues from our Regulated Water and Regulated Natural Gas segments increased by $22,127 and $58,615, respectively, while our Other segment decreased by $2,609. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $37,971 or 27.6%, primarily due to:

•pre-merger expenses of $16,300 consisting of financial advisor fees, legal expenses, communications and other professional fees during the first quarter of 2026;

•an increase in employee-related costs of $4,319, primarily resulting from annual merit increases, higher incentive bonuses, and increase in overtime pay in our Regulated Water Segment due to higher weather-related main break activity during the first quarter of 2026;

•an increase in insurance expense of $6,344, of which $5,602 relates to an insurance recovery in the first quarter of 2025 of costs associated with remediating an advisory for some of our Illinois water utility customers;

•an increase in bad debt expense of $5,450 in our Regulated Water segment, of which $5,889 relates to a favorable regulatory asset adjustment in the first quarter of 2025;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in contractor services of $2,135 in our Regulated Water segment, primarily due to higher main break activity, frozen service lines, and snow removal costs during the first quarter of 2026;

•an increase in production costs for water and wastewater operations of $1,826;

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $730; offset by

•a decrease in bad debt of expense of $2,029 in our Regulated Natural Gas segment; and

•a decrease in customer assistance surcharge costs of $903 in our Regulated Natural Gas segment, which generally has an offsetting amount in revenues.

Purchased gas increased by $53,974 or 29.2%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $67,160 and lower gas usage of $13,186 during the first quarter of 2026.

Depreciation and amortization expense increased by $11,352 or 11.4% principally due to continued capital expenditures to expand and improve our utility facilities, our acquisitions of new water and wastewater utility systems, and the implementation of new depreciation rates.

Taxes other than income taxes increased by $3,101 or 13.6% primarily due to an increase in our Illinois subsidiary’s invested capital tax expense and an increase in payroll taxes as a result of higher employee compensation expense.

Interest expense, net of interest income, increased by $3,860 or 4.7%. Interest expense, net of interest income, increased by $3,318 in our Regulated Water segment and by $1,605 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this decreased by $1,063 primarily due to our revolving credit facility borrowings being replaced by commercial paper issuances at a lower interest rate, beginning the second quarter of 2025.

Our effective income tax rate was an expense of 2.8% in the first quarter of 2026, compared to a benefit of 7.8% in the first quarter of 2025. The increase in the income tax expense is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025 not recurring in the current year.

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

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)	% change
Operating revenues	$322,975	$300,848	$22,127	7.4%
Operations and maintenance expense	$103,122	$89,418	$13,704	15.3%
Segment net income	$81,318	$107,922	$(26,604)	-24.7%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	31.9%	29.7%
Depreciation and amortization	21.6%	20.2%
Taxes other than income taxes	5.7%	5.2%
Interest expense, net of interest income	12.3%	12.2%
Segment net income	25.2%	35.9%

Effective tax rate	15.3%	-4.4%

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Revenues from our Regulated Water segment increased by $22,127 or 7.4% for the first quarter of 2026 as compared to the same period in 2025, mainly due to the following:

•an increase in water and wastewater rates of $16,550;

•an increase in volume of $3,369; and

•additional water and wastewater revenues of $2,402 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense increased by $13,704 or 15.3% primarily due to the following:

•an increase in employee related costs of $1,811, primarily resulting from annual merit increases, higher incentive bonuses, and increase in overtime pay in our Regulated Water Segment due to higher weather-related main break activity during the first quarter of 2026;

•an increase in bad debt expense of $5,450, of which $5,889 relates to a favorable regulatory asset adjustment in the first quarter of 2025;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in contractor services of $2,135, primarily due to higher main break activity, frozen service lines, and snow removal costs during the first quarter of 2026;

•an increase in production costs for water and wastewater operations of $1,826, particularly purchased power and chemical costs; and

•additional operating costs associated with acquired and pending acquisitions of water and wastewater utility systems of $730.

Depreciation and amortization increased by $9,062 or 14.9% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Taxes other than income taxes went up by $2,694 or 17.3% primarily due to an increase in our Illinois subsidiary’s invested capital tax expense and an increase in payroll taxes as a result of higher employee compensation expense.

Interest expense, net of interest income, increased by $3,318 or 9.1% for the quarter primarily due to higher push down debt borrowings and operating company debt issuances for the Regulated Water segment.

Our effective income tax rate for our Regulated Water Segment was an expense of 15.3% in the first quarter of 2026, compared to a benefit of 4.4% in the first quarter of 2025. The increase in the effective tax rate is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025 not recurring in the current year.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)	% change
Operating revenues	$529,412	$470,797	$58,615	12.5%
Operations and maintenance expense	$56,233	$55,675	$558	1.0%
Purchased gas	$233,302	$176,959	$56,343	31.8%
Segment net income	$192,230	$189,505	$2,725	1.4%

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	10.6%	11.8%
Purchased gas	44.1%	37.6%
Depreciation and amortization	7.7%	8.1%
Taxes other than income taxes	1.1%	1.2%
Segment net income	36.3%	40.3%

Effective tax rate	-15.3%	-12.0%

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Operating revenues from the Regulated Natural Gas segment increased by $58,615 or by 12.5% due to:

•an increase in purchased gas costs of $56,343; refer to purchased gas costs discussion below for further information;

•an increase of $7,531 due to higher rates and other surcharges; offset by

•an increase in the weather normalization adjustment of $4,410 in Pennsylvania, which had the effect of decreasing revenues for the quarter ended March 31, 2026; and

•a decrease in customer assistance surcharge of $1,041, which generally has an offsetting amount in operations and maintenance expense.

Operations and maintenance expense for the three months ended March 31, 2026 increased by $558 or 1.0% primarily due to the following:

•an increase in labor and employee benefits of $2,521; offset by

•a decrease in bad debt expense of $2,029; and

•a decrease in customer assistance surcharge costs of $903, which generally has an offsetting amount in revenues.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $56,343 or 31.8% largely due to an increase in the average cost of gas of $63,293, offset by lower gas usage of $6,950 resulting from a slight shift in customer usage pattern during the first quarter of 2026.

Depreciation and amortization increased by $2,241 or 5.8% primarily due to continued capital investment, and the implementation of new depreciation rates following a recently completed rate case.

Interest expense, net, increased by $1,605 or 6.1% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 15.3% and 12.0% in the first quarter of 2026 and 2025, respectively. The increase in the income tax benefit is primarily attributed to the increase in tax benefits associated with the repairs tax deduction related to continued qualifying infrastructure investment.

Impact of Recent Accounting Pronouncements

We describe the impact of recent accounting pronouncements in Note 17, Recent Accounting Pronouncements, to the condensed consolidated financial statements in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the normal course of business, including changes in interest rates and equity prices. Refer to Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed February 26, 2026, for additional information on market risks.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 – Legal Proceedings

For a discussion of the Company’s legal proceedings, see Part I – Item I – Note 15 to the Company’s condensed consolidated financial statements.

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

Security Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

Name & Title	Character of Trading Arrangement	Date of Adoption/ Termination	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan
Christopher Luning, Executive Vice President & General Counsel	Rule 10b5-1(c) Trading Arrangement	Adopted - March 13, 2026	Up to 5,670 shares to be sold	1/4/2027 - 2/22/2027
Daniel J. Schuller, Executive Vice President & Chief Financial Officer	Rule 10b5-1(c) Trading Arrangement	Adopted - March 13, 2026	Up to 6,789 shares to be sold	2/1/2027 - 2/22/2027
Colleen Arnold, President, Aqua Water	Rule 10b5-1(c) Trading Arrangement	Adopted - March 13, 2026	Up to 247 shares to be sold	6/15/2026 - 2/22/2027

Item 6 – Exhibits

Exhibit No.	Description

4.1

Tenth Supplemental Indenture, dated as of March 9, 2026, to Indenture dated as of April 23, 2019, between Essential Utilities, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026)

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

May 7, 2026

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer