Form 10-Q
period 2026-06-30
Essential Utilities, Inc.
filed 2026-08-05
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2026: 283,778,605

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Assets	2026	2025
Property, plant and equipment, at cost	$18,362,682	$17,690,717
Less: accumulated depreciation	3,616,425	3,427,035
Net property, plant and equipment	14,746,257	14,263,682

Current assets:
Cash and cash equivalents	8,634	34,778
Accounts receivable, net	207,802	217,191
Unbilled revenues	97,741	167,085
Inventory - materials and supplies	55,838	51,767
Inventory - gas stored	39,875	60,686
Prepayments and other current assets	33,504	59,110
Regulatory assets	21,915	19,779
Total current assets	465,309	610,396

Regulatory assets	2,226,549	2,089,669
Deferred charges and other assets, net	126,931	122,217
Funds restricted for construction activity	1,456	1,445
Goodwill	2,349,025	2,348,559
Operating lease right-of-use assets	23,667	25,923
Intangible assets	2,793	2,954
Total assets	$19,941,987	$19,464,845

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	June 30,	December 31,
Liabilities and Equity	2026	2025
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 287,261,673 and 286,505,895 as of June 30, 2026 and December 31, 2025	$143,631	$143,253
Capital in excess of par value	4,551,801	4,524,517
Retained earnings	2,416,322	2,280,669
Treasury stock, at cost, 3,488,132 and 3,423,086 shares as of June 30, 2026 and December 31, 2025	(93,498)	(90,983)
Total stockholders' equity	7,018,256	6,857,456

Long-term debt, excluding current portion	8,473,855	8,160,026
Less: debt issuance costs and unamortized discount on debt	52,657	49,859
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt	8,421,198	8,110,167
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	42,312	21,822
Loans payable	41,000	150,139
Accounts payable	198,930	276,080
Book overdraft	14,899	25,494
Accrued interest	89,699	82,466
Accrued taxes	27,048	28,688
Regulatory liabilities	16,486	11,202
Other accrued liabilities	168,615	168,592
Total current liabilities	598,989	764,483

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	2,241,349	2,090,120
Customers' advances for construction	118,410	115,465
Regulatory liabilities	709,394	703,285
Operating lease liabilities	18,743	21,608
Pension and other postretirement benefit liabilities	14,900	15,241
Other	71,631	60,814
Total deferred credits and other liabilities	3,174,427	3,006,533

Contributions in aid of construction	729,117	726,206
Total liabilities and equity	$19,941,987	$19,464,845

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	June 30,
	2026	2025
Operating revenues	$530,854	$514,907

Operating expenses:
Operations and maintenance	153,635	148,510
Purchased gas	46,201	56,735
Depreciation	109,578	99,542
Amortization	3,714	3,977
Taxes other than income taxes	24,453	20,872
Total operating expenses	337,581	329,636

Operating income	193,273	185,271

Other expense (income):
Interest expense	89,111	79,809
Interest income	(510)	(301)
Allowance for funds used during construction	(5,739)	(7,027)
Other, net	1,295	391
Income before income taxes	109,116	112,399
Income tax expense	3,391	4,572
Net income	$105,725	$107,827

Comprehensive income	$105,725	$107,827

Net income per common share:
Basic	$0.37	$0.38
Diluted	$0.37	$0.38

Average common shares outstanding during the period:
Basic	283,655	280,275
Diluted	284,088	280,725

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
Operating revenues	$1,392,613	$1,298,533

Operating expenses:
Operations and maintenance	329,430	286,334
Purchased gas	284,816	241,376
Depreciation	216,687	196,306
Amortization	7,334	6,590
Taxes other than income taxes	50,433	43,751
Total operating expenses	888,700	774,357

Operating income	503,913	524,176

Other expense (income):
Interest expense	176,418	161,874
Interest income	(2,121)	(530)
Allowance for funds used during construction	(11,499)	(12,859)
Other, net	1,220	98
Income before income taxes	339,895	375,593
Income tax expense (benefit)	9,778	(16,023)
Net income	$330,117	$391,616

Comprehensive income	$330,117	$391,616

Net income per common share:
Basic	$1.16	$1.41
Diluted	$1.16	$1.41

Average common shares outstanding during the period:
Basic	283,419	277,748
Diluted	283,998	278,335

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		June 30,	December 31,
		2026	2025
Stockholders' equity:
Common stock, $0.50 par value		$143,631	$143,253
Capital in excess of par value		4,551,801	4,524,517
Retained earnings		2,416,322	2,280,669
Treasury stock, at cost		(93,498)	(90,983)
Total stockholders' equity		7,018,256	6,857,456

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2026 to 2052	14,213	7,328
1.00% to 1.99%	2031 to 2049	43,292	23,977
2.00% to 2.99%	2026 to 2058	204,207	204,870
3.00% to 3.99%	2026 to 2056	1,249,864	1,252,397
4.00% to 4.99%	2027 to 2059	1,120,240	1,120,564
5.00% to 5.99%	2028 to 2061	412,260	412,260
6.00% to 6.99%	2026 to 2036	26,000	31,000
7.00% to 7.99%	2027	4,568	4,652
9.00% to 9.99%	2026	11,800	11,800
		3,086,444	3,068,848

Unsecured notes payable:
Commercial paper program (See Note 7)		384,723	568,000
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.57% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.125%, due 2036		500,000	-
Notes at 5.25%, due 2035		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		8,516,167	8,181,848

Current portion of long-term debt		42,312	21,822
Long-term debt, excluding current portion		8,473,855	8,160,026
Less: debt issuance costs and unamortized discount on debt		52,657	49,859
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt		8,421,198	8,110,167

Total capitalization		$15,439,454	$14,967,623

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2025	$143,253	$4,524,517	$2,280,669	$(90,983)	$6,857,456
Net income	-	-	224,392	-	224,392
Dividends of March 2, 2026 ($0.3426 per share)	-	-	(96,996)	-	(96,996)
Dividends of June 1, 2026 declared ($0.3426 per share)	-	-	(97,063)	-	(97,063)
Issuance of common stock under dividend reinvestment plan (100,757 shares)	51	3,741	-	-	3,792
Issuance of common stock from at-the-market sale agreements (44,300 shares)	22	1,778	-	-	1,800
Repurchase of stock (75,906 shares)	-	-	-	(2,925)	(2,925)
Equity compensation plan (193,917 shares)	97	(97)	-	-	-
Exercise of stock options (6,367 shares)	3	206	-	-	209
Stock-based compensation	-	2,716	(160)	-	2,556
Other	-	(227)	-	215	(12)
Balance at March 31, 2026	$143,426	$4,532,634	$2,310,842	$(93,693)	$6,893,209
Net income	-	-	105,725	-	105,725
Dividends of June 1, 2026 ($0.3426 per share)	-	-	(110)	-	(110)
Issuance of common stock under dividend reinvestment plan (105,607 shares)	52	3,675	-	-	3,727
Issuance of common stock from at-the-market sale agreements (264,356 shares)	132	10,607	-	-	10,739
Repurchase of stock (522 shares)	-	-	-	(20)	(20)
Equity compensation plan (23,666 shares)	12	(11)	-	-	1
Exercise of stock options (16,808 shares)	9	549	-	-	558
Stock-based compensation	-	4,524	(135)	-	4,389
Other	-	(177)	-	215	38
Balance at June 30, 2026	$143,631	$4,551,801	$2,416,322	$(93,498)	$7,018,256

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$330,117	$391,616
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	224,021	202,896
Deferred income taxes	5,048	(16,704)
Provision for doubtful accounts	9,300	8,620
Stock-based compensation	7,214	6,909
Gain on sale of utility system and other assets	(939)	(493)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	81,141	35,915
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(65,378)	(44,062)
Other, net	(1,544)	(12,863)
Net cash flows from operating activities	588,980	571,834
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $3,597 and $4,145	(662,167)	(612,629)
Acquisitions of utility systems, net	(23,157)	(20,536)
Proceeds from the sale of utility systems and other assets	983	537
Convertible note investment	20,000	-
Other, net	(1,623)	(201)
Net cash flows used in investing activities	(665,964)	(632,829)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	17,530	10,154
Repayments of customers' advances	(1,964)	(2,192)
Net repayments of short-term debt	(109,139)	(168,502)
Net repayments (proceeds) from commercial paper program	(183,277)	567,400
Proceeds from other long-term debt	521,520	985,725
Repayments of other long-term debt	(6,972)	(1,307,301)
Change in cash overdraft position	(10,595)	(42,261)
Proceeds from issuance of common stock under dividend reinvestment plan	7,519	7,569
Proceeds from issuance of common stock from at-the-market sale agreement	12,539	208,576
Proceeds from exercised stock options	767	417
Repurchase of common stock	(2,945)	(2,237)
Dividends paid on common stock	(194,169)	(180,713)
Other, net	26	275
Net cash flows from financing activities	50,840	76,910
Net change in cash and cash equivalents	(26,144)	15,915
Cash and cash equivalents at beginning of period	34,778	9,156
Cash and cash equivalents at end of period	$8,634	$25,071

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$148,519	$123,154
Non-cash utility property contributions	$9,741	$9,122

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at June 30, 2026, the unaudited condensed consolidated statements of operations and comprehensive income and of equity for the three and six months ended June 30, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Plan of Merger with American Water

On October 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Water Works Company, Inc. (“American Water”) to combine the two companies in a stock-for-stock transaction, with the Company surviving the Merger as a wholly owned subsidiary of American Water.  Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger). On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the merger-related proposals, satisfying certain of the conditions to closing.

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) receipt of certain public utility commission approvals, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). As of the date of this report, public utility commission approvals have been received in Kentucky, Virginia, and Ohio, and a settlement in principle has been reached in Texas. There can be no guarantee that all of the remaining closing conditions and approvals will be satisfied, and the failure to complete the proposed Merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed Merger will occur by the end of the first quarter of 2027. For the three and six months ended June 30, 2026, merger-related costs of $1,191 and $17,521, respectively, were included in operations and maintenance expense in the condensed consolidated statements of operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	June 30, 2026				June 30, 2025
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$200,006	$47,295	$94,255	$-	$185,221	$41,450	$102,932	$-
Commercial	55,362	12,065	18,655	-	52,033	10,523	20,186	-
Fire protection	11,974	-	-	-	11,875	-	-	-
Industrial	10,609	582	416	-	10,187	649	512	-
Gas transportation & storage	-	-	42,170	-	-	-	41,561	-
Other water	12,694	-	-	-	14,296	-	-	-
Other wastewater	-	2,560	-	-	-	3,110	-	-
Other utility	-	-	9,499	3,178	-	-	7,417	2,684
Revenues from contracts with customers	290,645	62,502	164,995	3,178	273,612	55,732	172,608	2,684
Alternative revenue program	645	574	4,284	-	24	230	4,713	-
Other and eliminations	-	-	-	4,031	-	-	-	5,304
Consolidated	$291,290	$63,076	$169,279	$7,209	$273,636	$55,962	$177,321	$7,988

	Six Months Ended				Six Months Ended
	June 30, 2026				June 30, 2025
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$378,246	$90,118	$450,380	$-	$349,098	$79,811	$405,005	$-
Commercial	104,636	22,728	95,707	-	97,510	19,704	81,537	-
Fire protection	23,533	-	-	-	23,029	-	-	-
Industrial	20,426	1,381	2,259	-	19,238	1,250	1,786	-
Gas transportation & storage	-	-	142,781	-	-	-	138,084	-
Other water	26,967	-	-	-	31,964	-	-	-
Other wastewater	-	5,835	-	-	-	6,270	-	-
Other utility	-	-	9,502	5,971	-	-	18,181	5,575
Revenues from contracts with customers	553,808	120,062	700,629	5,971	520,839	107,035	644,593	5,575
Alternative revenue program	552	126	(1,938)	-	(281)	(38)	3,525	-
Other and eliminations	-	-	-	13,403	-	-	-	17,285
Consolidated	$554,360	$120,188	$698,691	$19,374	$520,558	$106,997	$648,118	$22,860

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

Asset Acquisitions

In May 2026, the Company acquired Integra Water Texas, LLC’s wastewater system assets in Bastrop County, Texas, which serve approximately 1,100 equivalent dwelling units for $4,877.

In April 2025, the Company acquired the Village of Midvale’s water system in Ohio, which serves approximately 1,000 customers for $2,950.

In January 2025, the Company acquired Greenville Sanitary Authority’s wastewater utility assets, which serve approximately 2,300 customers in Greenville, Pennsylvania for $18,000.

Pending Acquisitions

In March 2026, the Company entered into a purchase agreement to acquire public water and wastewater system assets in Wake County, North Carolina, which serve approximately 1,026 customers for $4,360. We expect this acquisition to close in early 2027.

In June 2024, the Company entered into a purchase agreement to acquire private water and wastewater utility assets in Harris County, Texas, which serve approximately 400 equivalent retail customers for $1,125. This acquisition is expected to close later in 2026.

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

Due to a change in project scope to focus on grid provided power, on January 20, 2026, the Company received $20,000, representing the reimbursement of the deposit paid to the gas turbine manufacturer. The Company continues to be an investor in the project via its remaining convertible notes holdings and continues to have a right of first refusal to certain water and gas business opportunities.  As of June 30, 2026, the Company’s remaining Convertible Note Investment amounted to $5,125.

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

The Convertible Note Investment is classified as long-term asset within Deferred charges and other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of this Level 3 investment (see Note 8) for the six-month period ended June 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Payments	Unrealized Gains (Losses)	Fair Value as of June 30, 2026
Convertible Note Investment	$25,125	$(20,000)	$-	$5,125

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company is not a primary beneficiary of IEP as it does not have both (1) the power to direct the activities that most significantly impact IEP’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that could be significant to IEP. Therefore, the Company is not required to consolidate IEP in its financial statements. The Company reconsiders whether it is the primary beneficiary on an ongoing basis. As of June 30, 2026, the maximum risk of loss by the Company is limited to its remaining Convertible Note Investment of $5,125.

Note 6 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2025	$66,271	$2,277,447	$4,841	$2,348,559
Goodwill acquired (See Note 4)	500	-	-	500
Reclassification to utility plant acquisition adjustment	(34)	-	-	(34)
Balance at June 30, 2026	$66,737	$2,277,447	$4,841	$2,349,025

One of our subsidiaries in the Regulated Water segment has a mechanism that allows the reclassification of goodwill to utility plant acquisition adjustment. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Note 7 – Capitalization

At-the-Market Offering

On August 13, 2024, the Company established a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended June 30, 2026, we issued 264,356 shares of common stock for net proceeds of approximately $10,700 under the 2024 ATM. During the six months ended June 30, 2026, we issued 308,656 shares of common stock for net proceeds of approximately $12,500 under the 2024 ATM. As of June 30, 2026, the 2024 ATM had approximately $648,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital and repaying a portion of outstanding indebtedness.

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

As of June 30, 2026, outstanding borrowings under the Company’s commercial paper program were $384,723, net of unamortized discount on issuance of $455, with a weighted average interest rate of 4.07% and weighted average remaining term of 11 days.  Outstanding CP Notes are classified as long-term debt in the accompanying condensed consolidated balance sheets and condensed consolidated statements of capitalization since the Company has the intent and ability to refinance the CP Notes on a long-term basis using the Company’s revolving credit facility.  The carrying value of CP Notes approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (see Note 8).

Long-term and Short-Term Debt

The condensed consolidated statements of capitalization provide a summary of the Company’s long-term and short-term debt as of June 30, 2026 and December 31, 2025.

On June 16, 2026, the Company entered into an amendment to its $1,000,000 unsecured long-term revolving credit facility. The amendment extended the maturity date of the facility by another year, to December 2028, and removed the second sustainability performance target applicable to interest rates and commitment fees. Following the amendment, the Company’s interest rates and commitment fees are subject solely to the greenhouse gas emissions sustainability performance adjustment. All other terms of the facility remained unchanged. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under this unsecured revolving credit facility; however, it serves as the backstop for the Company’s CP Program.

On May 1, 2026, Aqua Pennsylvania and Peoples Natural Gas Companies amended their respective $100,000 and $300,000 revolving credit agreements, extending the maturity date by another 364-day period. The funds borrowed under these revolving credit agreements are classified as loans payable and are used to provide working capital.

On March 9, 2026, the Company issued $500,000 of senior notes, less expenses of $5,140, due on March 15, 2036, with an interest rate of 5.125%. The Company used the proceeds from the issuance of the senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes.

In addition to the notes issued by the Company above, during the six months ended June 30, 2026, the Company’s regulated water subsidiaries obtained in the aggregate $27,100 of low-interest government loans, with interest rates ranging from 0.00% to 1.743% and maturity dates ranging from 2030 to 2049.

At June 30, 2026, our $1,000,000 unsecured revolving credit facility, had $600,974 available for borrowing (net of $384,723 of capacity designated for outstanding principal borrowings under our commercial paper program and $14,303 letter of credit usage). Additionally, at June 30, 2026, we had short-term lines of credit of $400,000, primarily used for working capital, of which $359,000 was available for borrowing.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. The Company was in compliance with its debt covenants under its loan and debt agreements as of June 30, 2026. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Note 8 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the six months ended June 30, 2026.

The fair value of loans payable is determined based on its carrying amount and utilizing Level 1 methods and assumptions. As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s loans payable was $41,000 and $150,139, respectively, which equates to their estimated fair value. The fair value of cash and cash equivalents is determined based on Level 1 methods and assumptions. As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company's cash and cash equivalents was $8,634 and $34,778, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets utilizing Level 1 methods and assumptions. As of June 30, 2026 and December 31, 2025, the carrying amount of these securities was $36,359 and $33,862, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gain/(loss) recognized during the period on equity securities	$(2,880)	$(29)	$(1,829)	$622
Less: net gain recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain/(loss) recognized during the reporting period on equity securities still held at the reporting date	$(2,880)	$(29)	$(1,829)	$622

The net gain/(loss) recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The carrying amounts and estimated fair values of the Company’s long-term debt (which includes CP Notes) is as follows:

	June 30,	December 31,
	2026	2025
Carrying amount	$8,516,167	$8,181,848
Estimated fair value	$7,549,667	$7,326,133

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average common shares outstanding during the period for basic computation	283,655	280,275	283,419	277,748
Effect of dilutive securities:
Employee stock-based compensation	433	450	579	587
Average common shares outstanding during the period for diluted computation	284,088	280,725	283,998	278,335

The number of outstanding employee stock options, in thousands, that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 630 for the three and six months ended June 30, 2026; and 441 for the three and six months ended June 30, 2025. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. At June 30, 2026, 284,600 shares were still available for issuance under the Plan.

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

The performance goals of the 2026 and 2025 grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%

The following were the assumptions used in the pricing model for the 2026 and 2025 grants:

	2026	2025
Expected term (years)	3	3
Risk-free interest rate	3.63%	4.19%
Expected volatility	21.61%	23.20%

The following table provides compensation expense for PSUs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$2,417	$1,831	$3,568	$3,247
Income tax benefit	$608	$463	$898	$821

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the six months ended June 30, 2026:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	512,454	$35.85
Granted	172,080	$41.44
Performance criteria adjustment	(21,934)	$34.92
Actual vested	(84,704)	$45.07
Forfeited	(14,324)	$37.30
Nonvested share units at end of period	563,572	$36.17

The per unit weighted-average fair value at the date of grant for PSUs granted during the six months ended June 30, 2026 and 2025 was $41.44 and $34.25, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$1,053	$1,621	$2,288	$2,528
Income tax benefit	$265	$410	$576	$639

The following table summarizes the RSU transactions for the six months ended June 30, 2026:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	297,334	$37.52
Granted	149,931	$39.28
Stock units vested	(109,832)	$40.92
Forfeited	(7,793)	$36.93
Nonvested stock units at end of period	329,640	$37.50

The per unit weighted-average fair value at the date of grant for RSUs granted during the six months ended June 30, 2026 and 2025 was $39.28 and $35.54, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$245	$840	$525	$1,109
Income tax benefit	$61	$211	$132	$279

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model for the 2026 and 2025 grants:

	2026	2025
Expected term (years)	5.5	5.5
Risk-free interest rate	3.85%	4.22%
Expected volatility	22.48%	28.50%
Dividend yield	3.49%	3.69%
Grant date fair value per option	$7.00	$7.95

The following table summarizes stock option transactions for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,069,386	$36.63
Granted	197,851	$39.15
Forfeited	(2,895)	$36.61
Exercised	(23,175)	$33.07
Outstanding at end of period	1,241,167	$37.11	5.4	$2,587

Exercisable at end of period	875,772	$36.94	3.8	$2,125

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$12	$12	$24	$24
Income tax benefit	$4	$3	$7	$6

The following table summarizes restricted stock transactions for the six months ended June 30, 2026:

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$810	$-	$810	$-
Income tax benefit	$218	$-	$218	$-

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock award transactions for the six months ended June 30, 2026:

	Number	Weighted
	of	Average
	Stock Awards	Fair Value
Nonvested stock awards at beginning of period	-	$-
Granted	21,996	$36.83
Vested	(21,996)	$36.83
Nonvested stock awards at end of period	-	$-

Note 11 – Pension Plans and Other Postretirement Benefits

The Company maintains a qualified defined benefit pension plan (the “Pension Plan”), a nonqualified pension plan, and other postretirement benefit plans for certain of its employees.

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$222	$304	$444	$608
Interest cost	3,770	3,991	7,541	7,982
Expected return on plan assets	(4,251)	(4,266)	(8,502)	(8,532)
Amortization of prior service cost	76	78	153	156
Amortization of actuarial loss	825	833	1,649	1,666
Net periodic benefit cost	$642	$940	$1,285	$1,880

	Other
	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$415	$372	$830	$744
Interest cost	1,139	1,132	2,277	2,264
Expected return on plan assets	(1,154)	(1,071)	(2,309)	(2,142)
Amortization of actuarial gain	(663)	(401)	(1,325)	(802)
Net periodic benefit cost (credit)	$(263)	$32	$(527)	$64

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

In December 2025, the Company’s Board of Directors approved the termination of the non-qualified pension plan. Consequently, participants no longer accrue benefits under the plan. The settlement of the related benefit obligations is expected to occur in the fourth quarter of 2026. As of June 30, 2026 and December 31, 2025, the total benefit obligation associated with the non-qualified pension plan was $19,021 and $18,406, respectively, and is included in other accrued liabilities in the consolidated balance sheets.

The Company did not make cash contributions to the Pension Plan during the first half of 2026 and intends to make cash contributions of $2,416 later in the year.

Note 12 – Rate Activity

Completed Rate Case Proceedings

On July 6, 2026, the Company’s regulated water and wastewater operating subsidiary in North Carolina received a final order from the North Carolina Utilities Commission authorizing new base rates designed to increase operating revenues on an annual basis by $24,240 in the first year of new rates being implemented and then by an additional $5,455 and $5,306 in the second and third years, respectively.  The Company implemented interim rates in January 2026 and expects to bill customers for the difference between interim rates and the final approved rates.

On June 10, 2026, the Company’s regulated water and wastewater operating subsidiaries in Ohio received an order from the Public Utilities Commission of Ohio (“PUCO”) approving new base rates designed to increase operating revenues on an annual basis by $10,536. On July 10, 2026, the Office of the Ohio Consumers’ Counsel filed an application for rehearing of the PUCO order. New rates went into effect on July 22, 2026.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

During the first six months of 2026, two of the Company’s water utility operating divisions in Ohio and two of the Company’s wastewater utility operating divisions in Indiana implemented approved base rate increases designed to increase total operating revenues on an annual basis by $1,834 and by $1,003, respectively. Further, during the first six months ended of 2026, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,653 in its water and wastewater utility operating divisions in Pennsylvania, by $2,610 in its water and wastewater utility operating divisions in Illinois, by $9,804 in its natural gas operating division in Pennsylvania, and by $2,892 in its natural gas operating division in Kentucky.

Pending Base Rate Cases

On June 12, 2026, the Company’s regulated water and wastewater subsidiary in Indiana filed an application with the Indiana Utility Regulatory Commission designed to increase rates by $4,813 in the first year of new rates being implemented, then by an additional $1,960 and $308 in the second and third years, respectively.

On May 26, 2026, Aqua Illinois filed an application with the Illinois Commerce Commission designed to increase water and wastewater rates by $26,501 annually.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Property	$9,894	$9,085	$19,553	$18,156
Gross receipts, excise and franchise	4,926	4,600	9,584	7,486
Payroll	5,519	5,405	13,070	12,366
Regulatory assessments	2,236	2,017	4,511	4,052
Pumping fees	1,303	1,964	2,595	3,304
Other	575	(2,199)	1,120	(1,613)
Total taxes other than income	$24,453	$20,872	$50,433	$43,751

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

	Three Months Ended					Three Months Ended
	June 30, 2026					June 30, 2025
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$357,544	$168,800	$526,344	$4,510	$530,854	$332,282	$176,761	$509,043	$5,864	$514,907
Intersegment revenues	-	479	479	(479)	-	-	560	560	(560)	-
Total operating revenues	$357,544	$169,279	$526,823	$4,031	$530,854	$332,282	$177,321	$509,603	$5,304	$514,907
Operations and maintenance expense	$109,354	$49,944	$159,298	$(5,663)	$153,635	$100,149	$49,786	$149,935	$(1,425)	$148,510
Purchased gas	$-	$44,338	$44,338	$1,863	$46,201	$-	$53,532	$53,532	$3,203	$56,735
Depreciation and amortization	$72,027	$40,792	$112,819	$473	$113,292	$64,731	$38,299	$103,030	$489	$103,519
Taxes other than income taxes	$18,259	$5,486	$23,745	$708	$24,453	$17,655	$2,491	$20,146	$726	$20,872
Interest expense, net	$39,974	$28,078	$68,052	$20,549	$88,601	$37,032	$25,833	$62,865	$16,643	$79,508
Allowance for funds used during construction	$(4,112)	$(1,627)	$(5,739)	$-	$(5,739)	$(5,622)	$(1,405)	$(7,027)	$-	$(7,027)
Other segment items (a)	$(1,882)	$(180)	$(2,062)	$3,357	$1,295	$17	$(127)	$(110)	$501	$391
Provision for income taxes (benefit)	$20,442	$(1,714)	$18,728	$(15,337)	$3,391	$17,840	$(8,604)	$9,236	$(4,664)	$4,572
Net income (loss)	$103,482	$4,162	$107,644	$(1,919)	$105,725	$100,480	$17,516	$117,996	$(10,169)	$107,827

	Six Months Ended					Six Months Ended
	June 30, 2026					June 30, 2025
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$680,519	697,258	$1,377,777	14,836	$1,392,613	$633,130	646,212	1,279,342	$19,191	$1,298,533
Intersegment revenues	-	1,433	1,433	(1,433)	-	-	1,906	1,906	(1,906)	-
Total operating revenues	$680,519	$698,691	$1,379,210	$13,403	$1,392,613	$633,130	$648,118	$1,281,248	$17,285	$1,298,533
Operations and maintenance expense	$212,476	$106,177	$318,653	$10,777	$329,430	$189,567	$105,461	$295,028	$(8,694)	$286,334
Purchased gas	$-	$277,640	$277,640	$7,176	$284,816	$-	$230,491	$230,491	$10,885	$241,376
Depreciation and amortization	$141,718	$81,372	$223,090	$931	$224,021	$125,360	$76,638	$201,998	$898	$202,896
Taxes other than income taxes	$36,545	$11,515	$48,060	$2,373	$50,433	$33,247	$8,245	$41,492	$2,259	$43,751
Interest expense, net	$79,855	$55,823	$135,678	$38,619	$174,297	$73,595	$51,973	$125,568	$35,776	$161,344
Allowance for funds used during construction	$(8,812)	$(2,687)	$(11,499)	$-	$(11,499)	$(10,354)	$(2,505)	$(12,859)	$-	$(12,859)
Other segment items (a)	$(1,200)	$(363)	$(1,563)	$2,783	$1,220	$44	$(254)	$(210)	$308	$98
Provision for income taxes (benefit)	$35,137	$(27,178)	$7,959	$1,819	$9,778	$13,269	$(28,952)	$(15,683)	$(340)	$(16,023)
Net income (loss)	$184,800	$196,392	$381,192	$(51,075)	$330,117	$208,402	$207,021	$415,423	$(23,807)	$391,616
Capital expenditures	$363,627	$298,540	$662,167	$-	$662,167	$316,378	$296,251	$612,629	$-	$612,629

(a) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments and gain on sale of other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of June 30, 2026, the aggregate amount of $20,161 is accrued for loss contingencies, of which $15,939 and $4,222 are reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities, respectively. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of June 30, 2026, estimates that approximately $5,393 of the amount accrued for these matters are probable of recovery through insurance, of which $4,625 is reported within prepayments and other current assets and $768 is reported in deferred charges and other assets, net.

During a portion of 2019, the Company’s Illinois subsidiary initiated a do not consume advisory for some of its customers in one division served by the Company’s Illinois subsidiary. The do not consume advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. The Company has accrued for the penalty and other fees that will be paid as a result of a settlement that was reached with the state and local regulators and approved by the Illinois court with jurisdiction over this matter in July 2024. In addition, on September 3, 2019, two individuals, on behalf of themselves and those similarly situated, commenced an action against the Company’s Illinois subsidiary in the State court in Will County, Illinois related to this do not consume advisory. The complaint sought class action certification, attorney’s fees, and “damages, including, but not limited to, out of pocket damages, and discomfort, aggravation, and annoyance” based upon the water provided by the Company’s subsidiary to a discrete service area in University Park, Illinois. The complaint contains allegations of damages as a result of supplied water. In December, 2024, the State court in Will County, Illinois dismissed the case against the Company, and plaintiffs have filed an appeal of that decision. In addition, plaintiffs commenced similar actions in federal court and in front of two state agencies. The Company has an accrual for the amount of loss asserted in the complaint that we determined to be probable and estimable of being incurred. The Company also submitted claims to its insurance carriers for potential recovery of a portion of these costs and pursued litigation with one of its carriers to enforce its claims. The Company prevailed in the Third Circuit Court of Appeals which held that the insurance carrier possessed a duty to defend. In February 2025, the Company received $5,602 in related insurance proceeds for a portion of expenses incurred by the Company. During the first quarter of 2026, all parties conditionally agreed to resolve all matters, including the insurance litigation.  The class action settlement was preliminarily approved by the court and final approval is expected in the third quarter of 2026. The insurance related matter was also settled and a dismissal was filed in the jurisdiction where that matter was pending. The class action settlement totaled $12,500, of which $9,250 was agreed to be reimbursed by insurance carriers. In June 2026, the Company collected the first half of the insurance reimbursement of $4,625 and made the first payment to the class action settlement administrator amounting to $6,250. During the second quarter of 2026, the Company recognized a $6,750 reduction of insurance expense within operations and maintenance expense, representing recovery of previously recognized losses, net of a $2,500 increase in the litigation reserve

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

related to the executed class action settlement agreement. While the final outcome of this claim cannot be predicted with certainty, and unfavorable outcomes could negatively impact the Company, at this time in the opinion of management, the final resolution of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The total amount of recovery by the Company remains uncertain. In 2025, the Company received a total of $46,166, representing a portion of its share of the settlement reached with 3M and DuPont, net of legal fees and settlement costs. During the three and six months ended June 30, 2026, the Company received $10,234 and $10,486, respectively, from Tyco, BASF and Dupont, net of legal fees and settlement costs. As of June 30, 2026, the Company presented $12,259 of the total settlement proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement proceeds. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $44,581 are included in Deferred credits and other non-current liabilities in the accompanying condensed consolidated balance sheets, pending recommendation or order from the respective public utility commissions on treatment of the amounts. Settlement proceeds are presented within Other in the cash flows from operating activities in the accompanying condensed consolidated statement of cash flows. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years. On July 6, 2026, in conjunction with an approved rate order, the North Carolina Utilities Commission authorized the Company to treat $8,385 of settlement proceeds, previously recorded as a regulatory liability, as contributions in aid of construction, which will be amortized over the same period as the related PFAS mitigation plan. On July 30, 2026, the Company received another portion of the 3M settlement, net of legal fees and settlement costs, amounting to $10,542.

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

The Company’s Pennsylvania wastewater subsidiary was recently served with a complaint brought by the City of Chester in the ongoing series of suits with respect to the DELCORA acquisition.  In the case, the City requests a Declaratory Judgment seeking that the court enjoin and prevent the transfer of certain assets from DELCORA to the Company’s wastewater subsidiary.  The Company’s wastewater subsidiary,

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

in response, filed a counterclaim against the City of Chester, among other filings. At this juncture, we do not feel that a loss (here the potential termination of our agreement with DELCORA) is probable.

Although the results of legal proceedings cannot be predicted with certainty, other than disclosed above, there are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are material or are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $4,934 at June 30, 2026 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

On October 25, 2025, the Company entered into an agreement with a financial advisor (“Advisor”) for services to be rendered in connection with the consummation of the merger with American Water, pursuant to which the Company will pay the Advisor a fee of $60,000 (“Transaction Fee”) upon the achievement of certain milestones. If the Merger fails to close, a termination fee equal to 10% of any compensation payable to the Company will be due to the Advisor, but not to exceed the Transaction Fee. As of December 31, 2025, the Company has incurred $12,000 of the Transaction Fee. During the three and six months ended June 30, 2026, the Company incurred additional Transaction Fees of $0 and $13,000, respectively. The Company includes pre-merger expenses within Operations and maintenance expense line on the condensed consolidated statements of operations and comprehensive income.

Note 16 – Income Taxes

The Company’s effective tax rate was an expense of 3.1% and 2.9% for the three and six months ended June 30, 2026, respectively.  The Company’s effective tax rate was an expense of 4.1% and a benefit of 4.3% for the three and six months ended June 30, 2025, respectively. The decrease in income tax expense in the second quarter of 2026 is primarily attributed to the decrease in earnings and state jurisdictional mix. The increase in the income tax expense for the first half of 2026 is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, not recurring in the current year.

In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the six months ended June 30, 2026 and 2025. For states with a corporate net income tax, the state corporate net income tax rates range from 2.0% to 9.50% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to flow-through tax, the amortization of deferred benefit from repair method changes, state income taxes, and other permanent book-to-tax differences.

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

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands of dollars, except per share amounts)

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things: the expected timing of closing of our acquisitions; the projected impact of various legal proceedings; the projected effects of recent accounting pronouncements; the proposed merger with American Water Works Company, Inc. (“American Water”); prospects, plans, objectives, expectations and beliefs of management, as well as information contained in this report where statements are preceded by, followed by or include the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” “future,” “potential,” “probably,” “predictions,” “intends,” “will,” “continue,” “in the event” or the negative of such terms or similar expressions. Forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of risks, uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, among others, the effects of regulation, abnormal weather, geopolitical forces, the impact of inflation and supply chain pressures, including those resulting from changes in government fiscal policies and regulations, the imposition of tariffs, the threat of cyber-attacks and data breaches, changes in capital requirements and funding, the success of growth initiatives, including pending acquisitions, changes to the capital markets, our ability to control operating expenses and our ability to assimilate acquired operations, as well as those risks, uncertainties and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in such reports. In addition to the foregoing, there are various risks and other uncertainties associated with the Company’s proposed merger with American Water, including a fixed exchange ratio that will not adjust or account for fluctuations in American Water’s or the Company’s stock price; limitations on the parties’ ability to pursue alternatives to the proposed merger; an event, change or other circumstance that could give rise to the termination of the merger agreement; a delay in the timing to consummate the proposed merger; each party’s ability to obtain required governmental and regulatory approvals required for the proposed merger (and/or that such approvals may result in the imposition of burdensome or commercially undesirable conditions, including required dispositions, that could adversely affect the combined company or the expected benefits of the proposed merger); financial impacts of the proposed merger on the Company and the combined company’s earnings, earnings per share, financial condition, results of operations, cash flows and share price, and any related accounting impacts; any impact of the proposed merger on the Company’s and the combined company’s ability to declare and pay quarterly dividends on its common stock; the risk of litigation related to the proposed merger; changes in the parties’ key management and personnel; the amount and nature of incurred transaction costs associated with the proposed merger; and reduced ownership and voting interests for the Company’s and American Waters’s shareholders upon completion of the proposed merger. As a result, readers are cautioned not to place undue reliance on any forward-looking statements. We undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental approvals, including (a) the expiration or termination of the applicable waiting

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (b) the approval of certain public utility commissions, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). As of the date of this report, public utility commission approvals have been received in Kentucky, Virginia, and Ohio, and a settlement in principle has been reached in Texas. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. During the three and six months ended June 30, 2026, the Company incurred pre-merger related expenses of $1,191 and $17,521, respectively, which are included in operations and maintenance expense in the condensed consolidated statements of operations and comprehensive income.

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

Regulatory Developments

During the six months ended June 30, 2026, we implemented, or received approval to implement, base rate increases that result in a $37,613 increase in annual revenues, as summarized below:

State	Segment	Effective Date	Annualized Revenue Increase
Ohio	Water	7/22/2026	$9,496
	Wastewater	7/22/2026	1,040
North Carolina*	Water	1/1/2026	16,476
	Wastewater	1/1/2026	7,764
Ohio**	Water	1/1/2026	1,834
Indiana**	Wastewater	1/1/2026	1,003
Total Base Rate Case Authorizations in 2026			$37,613

*Base rate case – step 1 increase for Year 1

**Operating divisions

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

During the six months ended June 30, 2026, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $3,653 in its water and wastewater utility operating divisions in Pennsylvania, by $2,610 in its water and wastewater utility operating divisions in Illinois, by $9,804 in its natural gas operating division in Pennsylvania, and by $2,892 in its natural gas operating division in Kentucky.

On June 12, 2026, the Company’s regulated water and wastewater subsidiary in Indiana filed an application with the Indiana Utility Regulatory Commission designed to increase rates by $4,813 in the first year of new rates being implemented, then by an additional $1,960 and $308 in the second and third years, respectively.

On May 26, 2026, Aqua Illinois filed an application with the Illinois Commerce Commission designed to increase water and wastewater rates by $26,501 annually.

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

Growth Through Acquisitions and Capital Investment

In May 2026, the Company acquired Integra Water Texas, LLC’s wastewater system assets in Bastrop County, Texas, which serves approximately 1,100 equivalent dwelling units for $4,877. In March 2026, the Company acquired Greenville Municipal Water Authority’s water utility system in Greenville, Pennsylvania which serves approximately 3,000 customers for $18,000. As of June 30, 2026, the Company had three signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 200,000 equivalent retail customers or equivalent dwelling units and total approximately $282,000 in purchase price in three of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

equivalent dwelling units in the Philadelphia suburbs. Refer to Note 3 – Water and Wastewater Acquisitions for further discussion.

During the six-month period ended June 30, 2026, we invested $662,167 to improve our regulated water and natural gas infrastructure system and to enhance customer service. From 2026 through 2030, the Company plans to invest approximately $8,700,000 to improve water and natural gas systems and better serve customers through improved information technology. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

Multi-District Litigation Class Action Settlement

A number of the Company’s water and wastewater subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit in the United States District Court for the District of South Carolina against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. The total amount of recovery by the Company is uncertain. During the three and six months ended June 30, 2026, the Company received an additional $10,234 and 10,486, respectively, from Tyco, BASF and Dupont, net of legal fees and settlement costs. As of June 30, 2026, the Company presented $12,259 of the total settlement proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries as a regulatory liability, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement costs. The remaining proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $44,581 are included in deferred credits and other non-current liabilities in the accompanying condensed consolidated balance sheet, pending recommendation or order from the respective public utility commissions on treatment of the amounts. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years. On July 6, 2026, in conjunction with an approved rate order, the North Carolina Utilities Commission authorized the Company to treat $8,385 of settlement proceeds, previously recorded as a regulatory liability, as contributions in aid of construction, which will be amortized over the same period as the related PFAS mitigation plan. On July 30, 2026, the Company received another portion of the 3M settlement, net of legal fees and settlement costs, amounting to $10,542.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Net cash flows from operating activities were $588,980 for the first half of 2026, compared to $571,834 for the first half of 2025. Operating cash flow increased by $17,146, primarily driven by working capital changes, including the impact of new rates implemented in the current six-month period compared to the prior period.

Net cash flows used in investing activities increased by $33,135, primarily due to the Company’s continued investment in replacing aging infrastructure, contaminant mitigation and emissions reductions, among others.

Net cash flows from financing activities decreased by $26,070 during the six months ended June 30, 2026, compared to the prior period, primarily due to lower equity issuances and higher dividend payments, partially offset by increased net debt issuances.

On June 16, 2026, the Company entered into an amendment to its $1,000,000 unsecured long-term revolving credit facility. The amendment extended the maturity date of the facility by another year, to December 2028, and removed the second sustainability performance target applicable to interest rates and commitment fees.

On May 1, 2026, Aqua Pennsylvania and Peoples Natural Gas Companies amended their respective $100,000 and $300,000 revolving credit agreements, extending the maturity date by another 364-day period. The funds borrowed under these revolving credit agreements are classified as loans payable and are used to provide working capital.

On March 9, 2026, the Company issued $500,000 of senior notes, less expenses of $5,140, due on March 15, 2036, with an interest rate of 5.125%. The Company used the proceeds from the issuance of the senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes. In addition to the senior notes issued by the Company, during the six months ended June 30, 2026, the Company’s regulated water subsidiaries obtained in the aggregate $27,100 of low-interest government loans to fund capital projects, with interest rates ranging from 0.00% to 1.743% and maturity dates ranging from 2030 to 2049.

The Company has a commercial paper program (the “CP Program”) that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of June 30, 2026, outstanding borrowings under the Company’s CP Program were $384,723, net of unamortized discount on issuance of $455, with a weighted average interest rate of 4.07% and weighted average remaining term of 11 days.

During the three months ended June 30, 2026, we issued 264,356 shares of common stock for net proceeds of approximately $10,700 under the Company’s at-the-market equity sales program (“2024

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

ATM”). During the six months ended June 30, 2026, we issued 308,656 shares of common stock for net proceeds of approximately $12,500 under the 2024 ATM. As of June 30, 2026, the 2024 ATM had approximately $648,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

At June 30, 2026, we had $8,634 of cash and cash equivalents compared to $34,778 at December 31, 2025. During the first six months of 2026, we used the proceeds from long-term debt, the proceeds from the issuance of commercial paper, and the proceeds from issuance of common stock, as well as internally generated funds, for capital expenditures, repayment of existing indebtedness, payment of dividends, and general corporate purposes.

At June 30, 2026, our $1,000,000 unsecured revolving credit facility had $600,974 available for borrowing (net of $384,723 of capacity designated for outstanding principal borrowings under our commercial paper program and $14,303 letter of credit usage). Additionally, at June 30, 2026, we had short-term lines of credit of $400,000, primarily used for working capital, of which $359,000 was available for borrowing. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

Credit Risk

The Company and its subsidiaries’ access to capital markets and costs of financing are influenced by its credit ratings. Below summarizes the Company and its subsidiaries’ issuer and security credit ratings as of June 30, 2026:

	S&P	Moody's
Essential Utilities, Inc. -
Issuer/corporate credit rating	A - / Positive	Baa2 / Stable
Commercial paper	A - 2	P - 2
Senior unsecured debt	BBB+	Baa2
Aqua Pennsylvania, Inc. -
Issuer/corporate credit rating	A - / Positive	Not Rated
Senior secured	A	Not Rated
PNG Companies LLC -
Issuer/corporate credit rating	A - / Stable	Baa3 / Stable
Senior secured	A -	Baa3

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended June 30, 2026 and 2025 are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$530,854	$514,907	$1,392,613	$1,298,533
Operations and maintenance expense	$153,635	$148,510	$329,430	$286,334
Purchased gas	$46,201	$56,735	$284,816	$241,376
Net income	$105,725	$107,827	$330,117	$391,616

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	28.9%	28.8%	23.7%	22.1%
Purchased gas	8.7%	11.0%	20.5%	18.6%
Depreciation and amortization	21.3%	20.1%	16.1%	15.6%
Taxes other than income taxes	4.6%	4.1%	3.6%	3.4%
Interest expense, net of interest income	16.7%	15.4%	12.5%	12.4%
Net income	19.9%	20.9%	23.7%	30.2%

Effective tax rate	3.1%	4.1%	2.9%	-4.3%

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Consolidated operating revenues increased by $15,947 or 3.1% as compared to the same period in 2025. Revenues from our Regulated Water segment increased by $25,262, while revenues from our Regulated Natural Gas and Other segments decreased by $8,042 and $1,273, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $5,125 or 3.5%, primarily due to:

•an increase in employee-related costs of $5,864, primarily resulting from annual merit increases and higher medical claims;

•an increase in production costs for water and wastewater operations of $2,296;

•pre-merger expenses of $1,191;

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $814; offset by

•a decrease in insurance expense of $4,926, primarily due to an insurance recovery of $6,750 in the second quarter to 2026 for costs associated with remediating an advisory for some of our Illinois water utility customers;

•a decrease in bad debt of expense of $2,424 in our Regulated Natural Gas segment; and

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•a decrease in customer assistance surcharge costs of $1,528 in our Regulated Natural Gas segment, which generally has an offsetting amount in revenues.

Purchased gas decreased by $10,534 or 18.6%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The decrease is the result of a decrease in the average cost of gas of $2,847 and lower gas usage of $7,687 during the second quarter of 2026.

Depreciation and amortization expense increased by $9,773 or 9.4% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new water and wastewater utility systems.

Taxes other than income taxes increased by $3,581 or 17.2% primarily due to the $2,709 favorable sales and use tax accrual adjustment recognized in the second quarter of 2025 upon the closure of certain tax audits in our Regulated Natural Gas segment, which did not recur in the current period.

Interest expense, net of interest income, increased by $9,093 or 11.4%. Interest expense, net of interest income, increased by $2,942 in our Regulated Water segment and by $2,245 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $3,906 primarily due to the additional senior note borrowing in 2026.

Other, net was an expense of $1,295 and $391 for the three months ended June 30, 2026 and 2025, respectively.  The increase was primarily due to higher unrealized losses on securities held in connection with the non-qualified pension plan, partially offset by a higher non-service cost net periodic benefit credit resulting from increased amortization of actuarial gains in our other postretirement benefit plan.

Our effective income tax rate was an expense of 3.1% and 4.1% in the second quarter of 2026 and 2025, respectively. The decrease in the income tax expense in the second quarter of 2026 is primarily attributed to the decrease in earnings and state jurisdictional mix.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Consolidated operating revenues increased by $94,080 or 7.2% as compared to the same period in 2025. Revenues from our Regulated Water and Regulated Natural Gas segments increased by $47,389 and $50,573, respectively, while our Other segment decreased by $3,882. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $43,096 or 15.1%, primarily due to:

•pre-merger expenses of $17,521, consisting of financial advisor fees, legal expenses, communications and other professional fees, during the first half of 2026;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in employee-related costs of $10,183, primarily resulting from annual merit increases, higher incentive bonuses, higher medical claims, and increase in overtime pay due to higher weather-related main break activity during the first half of 2026;

•an increase in bad debt expense of $4,980 in our Regulated Water segment, of which $5,889 relates to a favorable regulatory asset adjustment in the first quarter of 2025;

•an increase in production costs for water and wastewater operations of $4,122;

•an increase in contractor services of $2,698 in our Regulated Water segment, primarily due to higher main break activity, frozen service lines, and snow removal costs during the first half of 2026;

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $1,544;

•an increase in insurance expense of $1,417, which is net of insurance recoveries of $5,602 in the first quarter of 2025 and $6,750 in the second quarter of 2026 of costs associated with remediating an advisory for some of our Illinois water utility customers; offset by

•a decrease in bad debt of expense of $4,453 in our Regulated Natural Gas segment; and

•a decrease in customer assistance surcharge costs of $2,431 in our Regulated Natural Gas segment, which generally has an offsetting amount in revenues.

Purchased gas increased by $43,440 or 18.0%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $64,313, offset by lower gas usage of $20,873 resulting from a slight shift in customer usage pattern during the first six months of 2026.

Depreciation and amortization expense increased by $21,125 or 10.4% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new water and wastewater utility systems.

Taxes other than income taxes increased by $6,682 or 15.3% primarily due to a prior year sales and use tax accrual benefit in our Regulated Natural segment, increase in our Illinois subsidiary’s invested capital tax expense, and an increase in payroll taxes as a result of higher employee compensation expense.

Interest expense, net of interest income, increased by $12,953 or 8.0%. Interest expense, net of interest income, increased by $6,260 in our Regulated Water segment and by $3,850 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $2,843 primarily due to the additional senior note borrowing in 2026.

Other, net was an expense of $1,220 and $98 for the six months ended June 30, 2026 and 2025, respectively.  The increase was primarily due to higher unrealized losses on securities held in connection with the non-qualified pension plan, partially offset by a higher non-service cost net periodic benefit credit resulting from increased amortization of actuarial gains in our other postretirement benefit plan.

Our effective income tax rate was an expense of 2.9% in the first half of 2026, compared to a benefit of 4.3% in the first half of 2025. The increase in the income tax expense is primarily attributed to last

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025 not recurring in the current year.

Segment Results of Operations

Regulated Water Segment

Our Regulated Water segment is comprised of eight operating segments representing its water and wastewater regulated utility companies which are organized by the states where the Company provides water and wastewater services. The Regulated Water segment is aggregated into one reportable segment.

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$357,544	$332,282	$680,519	$633,130
Operations and maintenance expense	$109,354	$100,149	$212,476	$189,567
Segment net income	$103,482	$100,480	$184,800	$208,402

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	30.6%	30.1%	31.2%	29.9%
Depreciation and amortization	20.1%	19.5%	20.8%	19.8%
Taxes other than income taxes	5.1%	5.3%	5.4%	5.3%
Interest expense, net of interest income	11.2%	11.1%	11.7%	11.6%
Segment net income	28.9%	30.2%	27.2%	32.9%

Effective tax rate	16.5%	15.1%	16.0%	6.0%

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Revenues from our Regulated Water segment increased by $25,262 or 7.6% for the second quarter of 2026 as compared to the same period in 2025, mainly due to the following:

•an increase in water and wastewater rates of $15,928;

•an increase in volume of $6,116; and

•additional water and wastewater revenues of $2,328 associated with a larger customer base due to utility acquisitions and organic growth.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense increased by $9,205 or 9.2% primarily due to the following:

•an increase in employee related costs of $4,127, primarily resulting from annual merit increases and higher medical claims during the second quarter of 2026;

•an increase in production costs for water and wastewater operations of $2,296, particularly purchased power and chemical costs; and

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $814.

Depreciation and amortization increased by $7,296 or 11.3% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $2,942 or 7.9% for the quarter primarily due to higher push down debt borrowings.

Other, net was an income of $1,882 and expense of $17 for the three months ended June 30, 2026 and 2025, respectively. The change is primarily due to higher non-service cost net periodic benefit credit resulting from increased amortization of actuarial gains in our other postretirement benefit plan.

Our effective income tax rate for our Regulated Water Segment was an expense of 16.5% and 15.1% in the second quarter of 2026 and 2025, respectively. The increase in income tax expense in the second quarter of 2026 is primarily attributed to the decrease in tax benefits associated with the repairs tax deduction related to continued qualifying infrastructure investment.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Revenues from our Regulated Water segment increased by $47,389 or 7.5% for the first half of 2026 as compared to the same period in 2025, mainly due to the following:

•an increase in water and wastewater rates of $32,478;

•an increase in volume of $9,485; and

•additional water and wastewater revenues of $4,730 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense increased by $22,909 or 12.1% primarily due to the following:

•an increase in employee related costs of $5,938, primarily resulting from higher medical claims, annual merit increases, and increase in overtime pay due to higher weather-related main break activity during the first half of 2026;

•an increase in bad debt expense of $4,980, of which $5,889 relates to a favorable regulatory asset adjustment in the prior year;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in production costs for water and wastewater operations of $4,122, particularly purchased water and chemical costs;

•an increase in contractor services of $2,698, primarily due to higher main break activity, frozen service lines, and snow removal costs during the first quarter of 2026; and

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $1,544.

Depreciation and amortization increased by $16,358 or 13.0% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Taxes other than income taxes went up by $3,298 or 9.9% primarily due to an increase in our Illinois subsidiary’s invested capital tax expense and an increase in payroll taxes as a result of higher employee compensation expense in the first quarter of 2026.

Interest expense, net of interest income, increased by $6,260 or 8.5% for the first half of 2026 primarily due to higher push down debt borrowings.

Other, net was an income of $1,200 and expense of $44 for the six months ended June 30, 2026 and 2025, respectively. The change is primarily due to higher net periodic benefit credit resulting from increased amortization of actuarial gains in our other postretirement benefit plan.

Our effective income tax rate for our Regulated Water Segment was an expense of 16.0% and 6.0% in the first half of 2026 and 2025, respectively. The increase in income tax expense is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025 not recurring in the current year.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$169,279	$177,321	$698,691	$648,118
Operations and maintenance expense	$49,944	$49,786	$106,177	$105,461
Purchased gas	$44,338	$53,532	$277,640	$230,491
Segment net income	$4,162	$17,516	$196,392	$207,021

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	29.5%	28.1%	15.2%	16.3%
Purchased gas	26.2%	30.2%	39.7%	35.6%
Depreciation and amortization	24.1%	21.6%	11.6%	11.8%
Taxes other than income taxes	3.2%	1.4%	1.6%	1.3%
Interest expense, net of interest income	16.6%	14.6%	8.0%	8.0%
Segment net income	2.5%	9.9%	28.1%	31.9%

Effective tax rate	-70.0%	-96.5%	-16.1%	-16.3%

Three months ended June 30, 2026 compared with three months ended June 30, 2025

Operating revenues from the Regulated Natural Gas segment decreased by $8,042 or by 4.5% due to:

•a decrease in purchased gas costs of $9,194; refer to purchased gas costs discussion below for further information;

•impact of lower volumes delivered of $9,051 due to warmer weather conditions during the second quarter of 2026 as compared to 2025; and

•a decrease in customer assistance surcharge of $1,537, which generally has an offsetting amount in operations and maintenance expense; offset by

•an increase of $11,816 due to higher rates and other surcharges.

Operations and maintenance expense for the three months ended June 30, 2026 increased by $158 or 0.3% primarily due to the following:

•an increase in labor and employee benefits of $2,731 primarily due to annual merit increases and higher medical claims;

•an increase in legal expenses of $1,527; offset by

•a decrease in bad debt expense of $2,424; and

•a decrease in customer assistance surcharge costs of $1,528, which generally has an offsetting amount in revenues.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas decreased by $9,194 or 17.2% largely due to a decrease in the average cost of gas of $3,317 and lower gas usage of $5,877 resulting from a slight shift in customer usage pattern and warmer weather during the second quarter of 2026. During the quarter ended June 30, 2026, we experienced 485 actual heating degree days (HDDs), which was warmer by 6% than prior year’s 514 HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.

Depreciation and amortization increased by $2,493 or 6.5% primarily due to continued capital investment.

Taxes other than income taxes increased $2,995, or 120.2%, compared to the same period in the prior year, primarily due to the absence of a $2,709 favorable true-up adjustment to sales and use tax accruals recorded in the Regulated Natural Gas segment during the second quarter of 2025 for resolved sales and use tax audit periods.

Interest expense, net, increased by $2,245 or 8.7% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Our income tax benefit for our Regulated Natural Gas segment decreased by $6,890 in the second quarter of 2026 compared to second quarter of 2025. The decrease in the income tax benefit is primarily attributed to the decrease in tax benefits associated with the repairs tax deduction related to continued qualifying infrastructure investment.

Six months ended June 30, 2026 compared with six months ended June 30, 2025

Operating revenues from the Regulated Natural Gas segment increased by $50,573 or by 7.8% due to:

•an increase in purchased gas costs of $47,149; refer to purchased gas costs discussion below for further information;

•an increase of $19,347 due to higher rates and other surcharges; offset by

•impact of lower volumes delivered of $8,617 due to warmer weather conditions during the second half of 2026 as compared to 2025;

•an increase in the weather normalization adjustment of $4,579 in Pennsylvania, which had the effect of decreasing revenues for the six months ended June 30, 2026; and

•a decrease in customer assistance surcharge of $2,578, which generally has an offsetting amount in operations and maintenance expense.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Operations and maintenance expense for the six months ended June 30, 2026 increased by $716 or 0.7% primarily due to the following:

•an increase in labor and employee benefits of $5,252 primarily due to annual merit increases, increase in incentive bonuses and increase in medical claims;

•an increase in legal expenses of $1,090; offset by

•a decrease in bad debt expense of $4,453; and

•a decrease in customer assistance surcharge costs of $2,431, which generally has an offsetting amount in revenues.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $47,149 or 20.5% largely due to an increase in the average cost of gas of $59,976, offset by lower gas usage of $12,827 resulting from a slight shift in customer usage pattern during the first six months of 2026. During the six months ended June 30, 2026, heating degree days (HDDs) in Pittsburgh, Pennsylvania, which the Company uses as a proxy for its western Pennsylvania service territory, were 3,273, or 1% higher than 3,244 HDDs in the prior-year period. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.

Depreciation and amortization increased by $4,734 or 6.2% primarily due to continued capital investment.

Taxes other than income taxes increased by $3,270 or 39.7% primarily due to the absence of a prior year benefit from favorable sales and use tax accrual adjustment amounting to $2,709 in the Regulated Natural Gas segment following the closure of a sales and use tax audit during the second quarter of 2025.

Interest expense, net, increased by $3,850 or 7.4% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 16.1% and 16.3% in the first six months of 2026 and 2025, respectively. The decrease in the income tax benefit is primarily attributed to the decrease in tax benefits associated with the repairs tax deduction related to continued qualifying infrastructure investment.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

Security Trading Plans of Directors and Executive Officers

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 – Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated June 16, 2026, by and between Essential Utilities, Inc. and PNC Bank, National Association

10.2	First Amendment to Amended and Restated Credit Agreement, dated May 1, 2026, by and between PNG Companies, LLC and PNC Bank, National Association, Citizens Bank, N.A and Huntington National Bank

10.3

First Amendment to Second Amended and Restated Revolving Credit Agreement, dated May 1, 2026, by and between Aqua Pennsylvania and PNC Bank, National Association, Citizens Bank, N.A, and Huntington National Bank

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

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

August 5, 2026

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer