Form 10-Q
period 2026-09-30
Essential Utilities, Inc.
filed 2026-11-04
CIK 78128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2026: 286,376,038

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Assets	2026	2025
Property, plant and equipment, at cost	$18,794,378	$17,690,717
Less: accumulated depreciation	3,712,056	3,427,035
Net property, plant and equipment	15,082,322	14,263,682

Current assets:
Cash and cash equivalents	9,320	34,778
Accounts receivable, net	175,983	217,191
Unbilled revenues	102,435	167,085
Inventory - materials and supplies	57,885	51,767
Inventory - gas stored	69,071	60,686
Prepayments and other current assets	31,066	59,110
Regulatory assets	40,077	19,779
Total current assets	485,837	610,396

Regulatory assets	2,222,099	2,089,669
Deferred charges and other assets, net	128,995	122,217
Funds restricted for construction activity	1,462	1,445
Goodwill	2,349,006	2,348,559
Operating lease right-of-use assets	22,163	25,923
Intangible assets	2,714	2,954
Total assets	$20,294,598	$19,464,845

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

	September 30,	December 31,
Liabilities and Equity	2026	2025
Stockholders' equity:
Common stock at $0.50 par value, authorized 600,000,000 shares, issued 289,856,442 and 286,505,895 as of September 30, 2026 and December 31, 2025	$144,928	$143,253
Capital in excess of par value	4,658,757	4,524,517
Retained earnings	2,417,533	2,280,669
Treasury stock, at cost, 3,482,907 and 3,423,086 shares as of September 30, 2026 and December 31, 2025	(93,298)	(90,983)
Total stockholders' equity	7,127,920	6,857,456

Long-term debt, excluding current portion	8,081,702	8,160,026
Less: debt issuance costs and unamortized discount on debt	51,537	49,859
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt	8,030,165	8,110,167
Commitments and contingencies (See Note 15)

Current liabilities:
Current portion of long-term debt	530,728	21,822
Loans payable	139,600	150,139
Accounts payable	225,835	276,080
Book overdraft	16,942	25,494
Accrued interest	91,865	82,466
Accrued taxes	24,570	28,688
Regulatory liabilities	16,395	11,202
Other accrued liabilities	168,782	168,592
Total current liabilities	1,214,717	764,483

Deferred credits and other liabilities:
Deferred income taxes and investment tax credits	2,252,367	2,090,120
Customers' advances for construction	122,815	115,465
Regulatory liabilities	695,791	703,285
Operating lease liabilities	17,083	21,608
Pension and other postretirement benefit liabilities	12,325	15,241
Other	82,951	60,814
Total deferred credits and other liabilities	3,183,332	3,006,533

Contributions in aid of construction	738,464	726,206
Total liabilities and equity	$20,294,598	$19,464,845

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended
	September 30,
	2026	2025
Operating revenues	$508,257	$476,971

Operating expenses:
Operations and maintenance	152,157	153,088
Purchased gas	25,382	22,506
Depreciation	110,599	103,322
Amortization	3,712	3,744
Taxes other than income taxes	23,708	24,540
Total operating expenses	315,558	307,200

Operating income	192,699	169,771

Other expense (income):
Interest expense	91,319	82,269
Interest income	(894)	(1,079)
Allowance for funds used during construction	(6,061)	(6,180)
Other, net	(2,136)	(1,615)
Income before income taxes	110,471	96,376
Income tax expense	6,636	4,299
Net income	$103,835	$92,077

Comprehensive income	$103,835	$92,077

Net income per common share:
Basic	$0.37	$0.33
Diluted	$0.36	$0.33

Average common shares outstanding during the period:
Basic	284,466	281,784
Diluted	285,021	282,298

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
Operating revenues	$1,900,870	$1,775,504

Operating expenses:
Operations and maintenance	481,587	439,422
Purchased gas	310,198	263,882
Depreciation	327,286	299,628
Amortization	11,046	10,334
Taxes other than income taxes	74,141	68,291
Total operating expenses	1,204,258	1,081,557

Operating income	696,612	693,947

Other expense (income):
Interest expense	267,737	244,143
Interest income	(3,015)	(1,609)
Allowance for funds used during construction	(17,560)	(19,039)
Other, net	(916)	(1,517)
Income before income taxes	450,366	471,969
Income tax expense (benefit)	16,414	(11,724)
Net income	$433,952	$483,693

Comprehensive income	$433,952	$483,693

Net income per common share:
Basic	$1.53	$1.73
Diluted	$1.53	$1.73

Average common shares outstanding during the period:
Basic	283,772	279,027
Diluted	284,395	279,560

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CAPITALIZATION

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		September 30,	December 31,
		2026	2025
Stockholders' equity:
Common stock, $0.50 par value		$144,928	$143,253
Capital in excess of par value		4,658,757	4,524,517
Retained earnings		2,417,533	2,280,669
Treasury stock, at cost		(93,298)	(90,983)
Total stockholders' equity		7,127,920	6,857,456

Long-term debt of subsidiaries (substantially collateralized by utility plant):
Interest Rate Range	Maturity Date Range
0.00% to 0.99%	2026 to 2052	16,624	7,328
1.00% to 1.99%	2031 to 2049	48,477	23,977
2.00% to 2.99%	2026 to 2058	203,888	204,870
3.00% to 3.99%	2026 to 2056	1,248,680	1,252,397
4.00% to 4.99%	2027 to 2059	1,119,957	1,120,564
5.00% to 5.99%	2028 to 2061	412,260	412,260
6.00% to 6.99%	2026 to 2036	26,000	31,000
7.00% to 7.99%	2027	4,544	4,652
9.00% to 9.99%	2026	-	11,800
		3,080,430	3,068,848

Unsecured notes payable:
Commercial paper program (See Note 7)		487,000	568,000
Notes at 2.40% due 2031		400,000	400,000
Notes at 2.704% due 2030		500,000	500,000
Notes ranging from 3.01% to 3.57% due 2029 through 2050		1,125,000	1,125,000
Notes at 4.276%, due 2049		500,000	500,000
Notes at 4.80%, due 2027		500,000	500,000
Notes at 5.125%, due 2036		500,000	-
Notes at 5.25%, due 2035		500,000	500,000
Notes at 5.30%, due 2052		500,000	500,000
Notes at 5.375%, due 2034		500,000	500,000
Notes at 5.95%, due 2033 through 2034		20,000	20,000
Total long-term debt		8,612,430	8,181,848

Current portion of long-term debt		530,728	21,822
Long-term debt, excluding current portion		8,081,702	8,160,026
Less: debt issuance costs and unamortized discount on debt		51,537	49,859
Long-term debt, excluding current portion, net of debt issuance costs and unamortized discount on debt		8,030,165	8,110,167

Total capitalization		$15,158,085	$14,967,623

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2025	$143,253	$4,524,517	$2,280,669	$(90,983)	$6,857,456
Net income	-	-	224,392	-	224,392
Dividends of March 2, 2026 ($0.3426 per share)	-	-	(96,996)	-	(96,996)
Dividends of June 1, 2026 declared ($0.3426 per share)	-	-	(97,063)	-	(97,063)
Issuance of common stock under dividend reinvestment plan (100,757 shares)	51	3,741	-	-	3,792
Issuance of common stock from at-the-market sale agreements (44,300 shares)	22	1,778	-	-	1,800
Repurchase of stock (75,906 shares)	-	-	-	(2,925)	(2,925)
Equity compensation plan (193,917 shares)	97	(97)	-	-	-
Exercise of stock options (6,367 shares)	3	206	-	-	209
Stock-based compensation	-	2,716	(160)	-	2,556
Other	-	(227)	-	215	(12)
Balance at March 31, 2026	$143,426	$4,532,634	$2,310,842	$(93,693)	$6,893,209
Net income	-	-	105,725	-	105,725
Dividends of June 1, 2026 ($0.3426 per share)	-	-	(110)	-	(110)
Issuance of common stock under dividend reinvestment plan (105,607 shares)	52	3,675	-	-	3,727
Issuance of common stock from at-the-market sale agreements (264,356 shares)	132	10,607	-	-	10,739
Repurchase of stock (522 shares)	-	-	-	(20)	(20)
Equity compensation plan (23,666 shares)	12	(11)	-	-	1
Exercise of stock options (16,808 shares)	9	549	-	-	558
Stock-based compensation	-	4,524	(135)	-	4,389
Other	-	(177)	-	215	38
Balance at June 30, 2026	$143,631	$4,551,801	$2,416,322	$(93,498)	$7,018,256
Net income	-	-	103,835	-	103,835
Dividends of September 1, 2026 ($0.3606 per share)	-	-	(102,332)	-	(102,332)
Issuance of common stock under dividend reinvestment plan (99,606 shares)	49	3,813	-	-	3,862
Issuance of common stock from at-the-market sale agreements (2,479,036 shares)	1,240	100,046	-	-	101,286
Repurchase of stock (25 shares)	-	-	-	(1)	(1)
Equity compensation plan (69 shares)	-	-	-	-	-
Exercise of stock options (16,058 shares)	8	538	-	-	546
Stock-based compensation	-	2,866	(292)	-	2,574
Other	-	(307)	-	201	(106)
Balance at September 30, 2026	$144,928	$4,658,757	$2,417,533	$(93,298)	$7,127,920

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands of dollars, except per share amounts)

(UNAUDITED)

		Capital in
	Common	Excess of	Retained	Treasury
	Stock	Par Value	Earnings	Stock	Total
Balance at December 31, 2024	$139,105	$4,199,836	$1,949,492	$(89,624)	$6,198,809
Net income	-	-	283,789	-	283,789
Dividends of March 1, 2025 ($0.3255 per share)	-	-	(22)	-	(22)
Dividends of June 2, 2025 declared ($0.3255 per share)	-	-	(90,054)	-	(90,054)
Issuance of common stock under dividend reinvestment plan (104,369 shares)	52	3,760	-	-	3,812
Issuance of common stock from at-the-market sale agreements (1,627,009 shares)	813	62,267	-	-	63,080
Repurchase of stock (61,455 shares)	-	-	-	(2,234)	(2,234)
Equity compensation plan (155,823 shares)	78	(78)	-	-	-
Exercise of stock options (9,703 shares)	5	337	-	-	342
Stock-based compensation	-	2,592	(185)	-	2,407
Other	-	(88)	-	250	162
Balance at March 31, 2025	$140,053	$4,268,626	$2,143,020	$(91,608)	$6,460,091
Net income	-	-	107,827	-	107,827
Dividends of June 2, 2025 ($0.3255 per share)	-	-	(1,197)	-	(1,197)
Issuance of common stock under dividend reinvestment plan (105,842 shares)	53	3,704	-	-	3,757
Issuance of common stock from at-the-market sale agreements (3,664,762 shares)	1,833	143,663	-	-	145,496
Repurchase of stock (75 shares)	-	-	-	(3)	(3)
Equity compensation plan (21,857 shares)	11	(11)	-	-	-
Exercise of stock options (2,117 shares)	1	74	-	-	75
Stock-based compensation	-	4,292	(249)	-	4,043
Other	-	(108)	-	221	113
Balance at June 30, 2025	$141,951	$4,420,240	$2,249,401	$(91,390)	$6,720,202
Net income	-	-	92,077	-	92,077
Dividends of September 2, 2025 ($0.3426 per share)	-	-	(96,159)	-	(96,159)
Issuance of common stock under dividend reinvestment plan (104,013 shares)	52	3,846	-	-	3,898
Issuance of common stock from at-the-market sale agreements (2,379,579 shares)	1,190	90,351			91,541
Repurchase of stock (975 shares)	-	-	-	(38)	(38)
Equity compensation plan (3,316 shares)	1	(1)	-	-	-
Exercise of stock options (2,588 shares)	1	91	-	-	92
Stock-based compensation	-	4,922	(324)	-	4,598
Other	-	(145)	-	233	88
Balance at September 30, 2025	$143,195	$4,519,304	$2,244,995	$(91,195)	$6,816,299

The accompanying notes are an integral part of these consolidated financial statements

Click or tap here to enter text.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands of dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$433,952	$483,693
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	338,332	309,962
Deferred income taxes	8,634	(15,611)
Provision for doubtful accounts	14,257	14,802
Stock-based compensation	10,093	11,843
Gain on sale of utility system and other assets	(707)	(669)
Net change in receivables, deferred purchased gas costs, inventory and prepayments	43,735	14,100
Net change in payables, accrued interest, accrued taxes and other accrued liabilities	(37,589)	(29,877)
Pension and other postretirement benefits contributions	(2,416)	(3,945)
Other, net	9,938	20,049
Net cash flows from operating activities	818,229	804,347
Cash flows from investing activities:
Property, plant and equipment additions, including the debt component of allowance for funds used during construction of $5,610 and $5,795	(1,097,778)	(983,089)
Acquisitions of utility systems, net	(23,890)	(57,004)
Proceeds from the sale of utility systems and other assets	792	805
Convertible note investment	20,000	(22,350)
Other, net	(1,686)	(286)
Net cash flows used in investing activities	(1,102,562)	(1,061,924)
Cash flows from financing activities:
Customers' advances and contributions in aid of construction	24,960	15,371
Repayments of customers' advances	(2,499)	(3,701)
Net repayments of short-term debt	(10,539)	(90,176)
Net proceeds (repayments) from commercial paper program	(81,000)	152,525
Proceeds from other long-term debt	529,513	1,312,446
Repayments of other long-term debt	(20,000)	(1,146,488)
Change in cash overdraft position	(8,552)	(18,468)
Proceeds from issuance of common stock under dividend reinvestment plan	11,381	11,467
Proceeds from issuance of common stock from at-the-market sale agreement	113,825	300,117
Proceeds from exercised stock options	1,313	509
Repurchase of common stock	(2,946)	(2,275)
Dividends paid on common stock	(296,501)	(276,872)
Other, net	(80)	363
Net cash flows from financing activities	258,875	254,818
Net change in cash and cash equivalents	(25,458)	(2,759)
Cash and cash equivalents at beginning of period	34,778	9,156
Cash and cash equivalents at end of period	$9,320	$6,397

Non-cash investing activities:
Property, plant and equipment additions purchased at the period end, but not yet paid for	$156,825	$135,873
Non-cash utility property contributions	14,571	18,585

The accompanying notes are an integral part of these consolidated financial statements

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and statements of capitalization of Essential Utilities, Inc. and subsidiaries (collectively, the “Company”, “we”, “us” or “our”) at September 30, 2026, the unaudited condensed consolidated statements of operations and comprehensive income and of equity for the three and nine months ended September 30, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim reporting and the rules and regulations for reporting on Quarterly Reports on Form 10-Q. Because they cover interim periods, the statements and related notes to the financial statements do not include all disclosures and notes normally provided in annual financial statements and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of only recurring accruals, which are necessary to present a fair statement of its condensed consolidated balance sheets, condensed consolidated statements of capitalization, condensed consolidated statements of equity, condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flow for the periods presented, have been made.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 2 – Plan of Merger with American Water

On October 26, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Water Works Company, Inc. (“American Water”) to combine the two companies in a stock-for-stock transaction, with the Company surviving the Merger as a wholly owned subsidiary of American Water.  Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger). On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the merger-related proposals, satisfying certain of the conditions to closing. On August 14, 2026, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, satisfying an additional condition for closing.

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental and public utility commission approvals, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). As of the date of this report, public utility commission approvals have been received in Kentucky, Virginia, and Ohio, and settlement agreements have been reached in Texas, Pennsylvania, and North Carolina. There can be no guarantee that all of the remaining closing conditions and approvals will be satisfied, and the failure to complete the proposed Merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed Merger will occur by the end of the first quarter of 2027. For the three and nine months ended September 30, 2026, merger-related costs of $4,934 and $22,455, respectively, were included in operations and maintenance expense in the condensed consolidated statements of operations.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 3 – Revenue Recognition

The following table presents our revenues disaggregated by major source and customer class:

	Three Months Ended				Three Months Ended
	September 30, 2026				September 30, 2025
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$213,693	$48,557	$63,762	$-	$201,815	$42,999	$58,993	$-
Commercial	60,145	12,879	12,858	-	59,786	11,062	12,003	-
Fire protection	11,684	-	-	-	12,210	-	-	-
Industrial	12,347	621	310	-	11,695	610	227	-
Gas transportation & storage	-	-	34,510	-	-	-	30,067	-
Other water	14,081	-	-	-	16,130	-	-	-
Other wastewater	-	2,549	-	-	-	3,852	-	-
Other utility	-	-	10,629	3,132	-	-	6,643	2,685
Revenues from contracts with customers	311,950	64,606	122,069	3,132	301,636	58,523	107,933	2,685
Alternative revenue program	700	228	486	-	416	795	517	-
Other and eliminations	-	-	-	5,086	-	-	-	4,466
Consolidated	$312,650	$64,834	$122,555	$8,218	$302,052	$59,318	$108,450	$7,151

	Nine Months Ended				Nine Months Ended
	September 30, 2026				September 30, 2025
	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues	Water Revenues	Wastewater Revenues	Natural Gas Revenues	Other Revenues
Revenues from contracts with customers:
Residential	$591,939	$138,675	$514,142	$-	$550,913	$122,810	$463,998	$-
Commercial	164,781	35,607	108,565	-	157,296	30,766	93,540	-
Fire protection	35,217	-	-	-	35,239	-	-	-
Industrial	32,773	2,002	2,569	-	30,933	1,860	2,013	-
Gas transportation & storage	-	-	177,291	-	-	-	168,151	-
Other water	41,048	-	-	-	48,094	-	-	-
Other wastewater	-	8,384	-	-	-	10,122	-	-
Other utility	-	-	20,131	9,103	-	-	24,824	8,260
Revenues from contracts with customers	865,758	184,668	822,698	9,103	822,475	165,558	752,526	8,260
Alternative revenue program	1,252	354	(1,452)	-	135	757	4,042	-
Other and eliminations	-	-	-	18,489	-	-	-	21,751
Consolidated	$867,010	$185,022	$821,246	$27,592	$822,610	$166,315	$756,568	$30,011

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

Asset Acquisitions

In October 2026, the Company acquired private water and wastewater utility assets in Harris County, Texas, which serve approximately 400 equivalent retail customers for $1,125.

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

Pending Acquisitions

On October 28, 2026, the Company entered into asset purchase agreements to acquire the water and wastewater assets of the Village of Buckingham Springs in Pennsylvania, which serve approximately 1,300 customers, for $2,800, and the wastewater assets of the Hempfield Township Municipal Authority in Pennsylvania, which serve approximately 1,200 customers, for $2,200.

On October 19, 2026, the Company entered into an asset purchase agreement for the acquisition of the water and wastewater utility system assets of Central States Water Resources, serving approximately 4,100 customers in North Carolina for $3,500, subject to final adjustment pursuant to the purchase agreement.  Closing of this acquisition is anticipated to occur during the second quarter of 2027.

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

Note 5 – Convertible Note Investment

In 2025, the Company purchased $25,125 of convertible notes (“Convertible Note Investment”) from IEP Hummingbird Energy LLC (“IEP”), a subsidiary of International Electric Power III, LLC, to fund the development of a gas-fired plant to power a data center being developed in Greene County, PA. The Convertible Note Investment bears zero interest, includes a fixed $16,500 loan fee concurrently payable with the principal amount of the notes. The principal and loan fee are due on the earliest of (i) the Company’s election at any time on or after September 30, 2026, (ii) the project’s financial closing, (iii) the occurrence of certain specified events of default, or (iv) the Company’s election following any other event of default, in each case as defined in the agreement. The Convertible Note Investment contains conversion rights into equity at any time on or after maturity or upon certain triggering events, such as a project financial closing or equity financing, as defined in the agreement. The agreement also grants the Company the right of first refusal to certain water and gas business opportunities and additional equity kickers upon the occurrence of a financing event or change of control.

Due to a change in project scope to focus on grid provided power, on January 20, 2026, the Company received $20,000, representing the reimbursement of the deposit paid to the gas turbine manufacturer. The Company continues to be an investor in the project via its remaining convertible notes holdings and continues to have a right of first refusal to certain water and gas business opportunities.  As of September 30, 2026, the Company’s remaining Convertible Note Investment amounted to $5,125.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The Convertible Note Investment is classified as long-term asset within Deferred charges and other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of this Level 3 investment (see Note 8) for the nine-month period ended September 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Payments	Unrealized Gains (Losses)	Fair Value as of September 30, 2026
Convertible Note Investment	$25,125	$(20,000)	$-	$5,125

The Company is not a primary beneficiary of IEP as it does not have both (1) the power to direct the activities that most significantly impact IEP’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits that could be significant to IEP. Therefore, the Company is not required to consolidate IEP in its financial statements. The Company reconsiders whether it is the primary beneficiary on an ongoing basis. As of September 30, 2026, the maximum risk of loss by the Company is limited to its remaining Convertible Note Investment of $5,125.

Note 6 – Goodwill

The following table summarizes the changes in the Company’s goodwill, by business segment:

	Regulated Water	Regulated Natural Gas	Other	Consolidated
Balance at December 31, 2025	$66,271	$2,277,447	$4,841	$2,348,559
Goodwill acquired (See Note 4)	500	-	-	500
Reclassification to utility plant acquisition adjustment	(53)	-	-	(53)
Balance at September 30, 2026	$66,718	$2,277,447	$4,841	$2,349,006

One of our subsidiaries in the Regulated Water segment has a mechanism that allows the reclassification of goodwill to utility plant acquisition adjustment. The mechanism provides for the transfer over time, and the recovery through customer rates, of goodwill associated with some acquisitions upon achieving specific objectives.

Note 7 – Capitalization

At-the-Market Offering

On August 13, 2024, the Company established a new at-the-market equity sales program (“ATM”), under which it may issue and sell shares of its common stock up to an aggregate offering price of $1,000,000 (“2024 ATM”). During the three months ended September 30, 2026, we issued 2,479,036 shares of common stock for net proceeds of approximately $101,300 under the 2024 ATM. During the nine months ended September 30, 2026, we issued 2,787,692 shares of common stock for net proceeds of approximately $113,800 under the 2024 ATM. As of September 30, 2026, the 2024 ATM had approximately $546,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital and repaying a portion of outstanding indebtedness.

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

As of September 30, 2026, outstanding borrowings under the Company’s commercial paper program were $487,000, net of unamortized discount on issuance of $511, with a weighted average interest rate of 4.14% and weighted average remaining term of 10 days.  Outstanding CP Notes are classified as long-term debt in the accompanying condensed consolidated balance sheets and condensed consolidated statements of capitalization since the Company has the intent and ability to refinance the CP Notes on a long-term basis using the Company’s revolving credit facility.  The carrying value of CP Notes approximates their fair value, primarily due to their market interest rates, and are classified as Level 2 in the fair value hierarchy (see Note 8).

Long-term and Short-Term Debt

The condensed consolidated statements of capitalization provide a summary of the Company’s long-term and short-term debt as of September 30, 2026 and December 31, 2025.

On June 16, 2026, the Company amended its $1,000,000 unsecured long-term revolving credit facility to extend the maturity date of the facility by another year, to December 2028, and eliminate one of its sustainability performance targets applicable to interest rates and commitment fees. On October 16, 2026, the Company further amended the facility to waive the change in control provision in connection with the merger with American Water and eliminate remaining sustainability targets. All other terms of the facility remained unchanged. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under this unsecured revolving credit facility; however, it serves as the backstop for the Company’s CP Program.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

In addition to the notes issued by the Company above, during the nine months ended September 30, 2026, the Company’s regulated water subsidiaries obtained in the aggregate $35,180 of low-interest government loans, with interest rates ranging from 0.00% to 1.743% and maturity dates ranging from 2030 to 2049.

At September 30, 2026, our $1,000,000 unsecured revolving credit facility, had $498,697 available for borrowing (net of $487,000 of capacity designated for outstanding principal borrowings under our commercial paper program and $14,303 letter of credit usage). Additionally, at September 30, 2026, we had short-term lines of credit of $400,000, primarily used for working capital, of which $260,400 was available for borrowing.

The Company is obligated to comply with covenants under some of its loan and debt agreements. These covenants contain a number of restrictive financial covenants, which among other things limit, subject to specific exceptions, the Company’s ratio of consolidated total indebtedness to consolidated total capitalization, and require a minimum level of earnings coverage over interest expense. The Company was in compliance with its debt covenants under its loan and debt agreements as of September 30, 2026. Failure to comply with the Company’s debt covenants could result in an event of default, which could result in the Company being required to repay or finance its borrowings before their due date, possibly limiting the Company’s future borrowings, and increasing its borrowing costs.

Note 8 – Financial Instruments

Financial instruments are recorded at carrying value in the financial statements and approximate fair value as of the dates presented.  The fair value of these instruments is disclosed below in accordance with current accounting guidance related to financial instruments. There have been no changes in the valuation techniques used to measure fair value, or asset or liability transfers between the levels of the fair value hierarchy for the nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s loans payable was $139,600 and $150,139, respectively, which equates to their estimated fair value. As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company's cash and cash equivalents was $9,320 and $34,778, respectively, which equates to their fair value. The Company’s assets underlying the deferred compensation and non-qualified pension plans are determined by the fair value of mutual funds, which are based on quoted market prices from active markets. As of September 30, 2026 and December 31, 2025, the carrying amount of these securities was $36,768 and $33,862, respectively, which equates to their fair value, and is reported in the condensed consolidated balance sheet in deferred charges and other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Unrealized gain and loss on equity securities held in conjunction with our non-qualified pension plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net gain/(loss) recognized during the period on equity securities	$2,541	$1,917	$713	$2,539
Less: net gain recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gain/(loss) recognized during the reporting period on equity securities still held at the reporting date	$2,541	$1,917	$713	$2,539

The net gain/(loss) recognized on equity securities is presented on the condensed consolidated statements of operations and comprehensive income on the line item “Other, net”.

The carrying amounts and estimated fair values of the Company’s long-term debt (which includes CP Notes) is as follows:

	September 30,	December 31,
	2026	2025
Carrying amount	$8,612,430	$8,181,848
Estimated fair value	$7,245,950	$7,326,133

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average common shares outstanding during the period for basic computation	284,466	281,784	283,772	279,027
Effect of dilutive securities:
Employee stock-based compensation	555	514	623	533
Average common shares outstanding during the period for diluted computation	285,021	282,298	284,395	279,560

The number of outstanding employee stock options, in thousands, that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was: 622 for the three and nine months ended September 30, 2026; and 433 for the three and nine months ended September 30, 2025. Additionally, the dilutive effect of performance share units and restricted share units granted are included in the Company’s calculation of diluted net income per share.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 10 – Stock-based Compensation

Under the Company’s Amended and Restated Equity Compensation Plan (the “Plan”), stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards may be granted to employees, non-employee directors, and consultants and advisors. At September 30, 2026, 303,751 shares were still available for issuance under the Plan.

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

The performance goals of the 2026 and 2025 grants consisted of the following metrics:

Metric 1 – Company’s total shareholder return (“TSR”) compared to the TSR for a specific peer group of investor-owned utilities (a market-based condition)	40.00%
Metric 2 – Achievement of a three-year average return on equity target (a performance-based condition)	30.00%
Metric 3 – Achievement of a consolidated operations and maintenance expense target over a three-year measurement period (a performance-based condition)	30.00%

The following were the assumptions used in the pricing model for the 2026 and 2025 grants:

	2026	2025
Expected term (years)	3	3
Risk-free interest rate	3.63%	4.19%
Expected volatility	21.61%	23.20%

The following table provides compensation expense for PSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$1,622	$2,487	$5,190	$5,734
Income tax benefit	$408	$629	$1,306	$1,450

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes the PSU transactions for the nine months ended September 30, 2026:

	Number	Weighted
	of	Average
	Share Units	Fair Value
Nonvested share units at beginning of period	512,454	$35.85
Granted	172,080	$41.44
Performance criteria adjustment	(22,114)	$34.92
Actual vested	(84,704)	$45.07
Forfeited	(22,053)	$37.71
Nonvested share units at end of period	555,663	$36.14

The per unit weighted-average fair value at the date of grant for PSUs granted during the nine months ended September 30, 2026 and 2025 was $41.44 and $34.25, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$1,011	$1,317	$3,299	$3,845
Income tax benefit	$254	$334	$830	$973

The following table summarizes the RSU transactions for the nine months ended September 30, 2026:

	Number	Weighted
	of	Average
	Stock Units	Fair Value
Nonvested stock units at beginning of period	297,334	$37.52
Granted	149,931	$39.28
Stock units vested	(109,901)	$40.92
Forfeited	(12,720)	$37.32
Nonvested stock units at end of period	324,644	$37.49

The per unit weighted-average fair value at the date of grant for RSUs granted during the nine months ended September 30, 2026 and 2025 was $39.28 and $35.54, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$232	$308	$757	$1,417
Income tax benefit	$58	$77	$190	$356

The fair value of options was estimated at the grant date using the Black-Scholes option-pricing model.  The following assumptions were used in the application of this valuation model for the 2026 and 2025 grants:

	2026	2025
Expected term (years)	5.5	5.5
Risk-free interest rate	3.85%	4.22%
Expected volatility	22.48%	28.50%
Dividend yield	3.49%	3.69%
Grant date fair value per option	$7.00	$7.95

The following table summarizes stock option transactions for the nine months ended September 30, 2026:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at beginning of period	1,069,386	$36.63
Granted	197,851	$39.15
Forfeited	(7,527)	$37.13
Expired	(1,683)	$45.29
Exercised	(39,233)	$33.45
Outstanding at end of period	1,218,794	$37.14	5.1	$3,298

Exercisable at end of period	858,031	$36.98	3.6	$2,695

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$13	$13	$37	$37
Income tax benefit	$4	$4	$10	$10

The following table summarizes restricted stock transactions for the nine months ended September 30, 2026:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock-based compensation within operations and maintenance expenses	$-	$810	$810	$810
Income tax benefit	$-	$221	$218	$221

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

The following table summarizes stock award transactions for the nine months ended September 30, 2026:

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

The following tables provide the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$222	$304	$666	$912
Interest cost	3,770	3,991	11,311	11,973
Expected return on plan assets	(4,251)	(4,266)	(12,753)	(12,798)
Amortization of prior service cost	76	78	229	234
Amortization of actuarial loss	825	833	2,474	2,499
Net periodic benefit cost	$642	$940	$1,927	$2,820

	Other
	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$415	$372	$1,245	$1,116
Interest cost	1,138	1,132	3,415	3,396
Expected return on plan assets	(1,154)	(1,071)	(3,463)	(3,213)
Amortization of actuarial gain	(663)	(401)	(1,988)	(1,203)
Net periodic benefit cost (credit)	$(264)	$32	$(791)	$96

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

In December 2025, the Company’s Board of Directors approved the termination of the non-qualified pension plan. Consequently, participants no longer accrue benefits under the plan. The settlement of the related benefit obligations is expected to occur in the fourth quarter of 2026. As of September 30, 2026 and December 31, 2025, the total benefit obligation associated with the non-qualified pension plan was $19,328 and $18,406, respectively, and is included in other accrued liabilities in the consolidated balance sheets.

The Company made a cash contribution of $2,416 to the Pension Plan during the third quarter of 2026, which completed the Company’s expected cash contributions for the year.

Note 12 – Rate Activity

Completed Rate Case Proceedings

On July 6, 2026, the Company’s regulated water and wastewater operating subsidiary in North Carolina received a final order from the North Carolina Utilities Commission authorizing new base rates designed to increase operating revenues on an annual basis by $24,240 in the first year of new rates being implemented and then by an additional $5,455 and $5,306 in the second and third years, respectively.  The Company implemented interim rates in January 2026 and accrued the difference between the interim rates and the final approved rates for subsequent billing to customers.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

During the nine months ended September 30, 2026, two of the Company’s water utility operating divisions in Ohio and two of the Company’s wastewater utility operating divisions in Indiana implemented approved base rate increases designed to increase total operating revenues on an annual basis by $1,834 and by $1,003, respectively. Further, during the nine months ended September 30, 2026, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $12,276 in its water and wastewater utility operating divisions in Pennsylvania, by $2,610 in its water and wastewater utility operating divisions in Illinois, by $1,120 in its water and wastewater utility operating divisions in New Jersey, by $13,972 in its natural gas operating division in Pennsylvania, and by $2,892 in its natural gas operating division in Kentucky.

Pending Base Rate Cases

On June 12, 2026, the Company’s regulated water and wastewater subsidiary in Indiana filed an application with the Indiana Utility Regulatory Commission (“IURC”) designed to increase rates by $4,813 in the first year of new rates being implemented, then by an additional $1,960 and $308 in the second and third years, respectively. On October 29, 2026, the IURC approved the Company’s motion to amend its petition and extend the procedural schedule. The Company expects an order by the fourth quarter of 2027.

On May 26, 2026, Aqua Illinois filed an application with the Illinois Commerce Commission designed to increase water and wastewater rates by $26,501 annually.

On March 27, 2026, the Company’s natural gas operating subsidiary in Pennsylvania filed an application with the PAPUC to increase operating revenues for its natural gas distribution service by approximately $163,000 annually. On October 2, 2026, the Company received a recommended decision from the administrative law judge. The Company anticipates a final order being issued in December 2026.

On January 30, 2026, the Company’s regulated water and wastewater operating subsidiary in New Jersey, Aqua New Jersey, filed an application with the New Jersey Board of Public Utilities designed to increase revenues by $7,886 annually. The Company anticipates a final order being issued in the fourth quarter of 2026.

On July 30, 2025, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission (“SCC”) designed to increase revenues by $7,927 annually. Interim rates were implemented on January 26, 2026, based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers. On April 24, 2026, the Company reached a settlement in principle with the SCC. On August 26, 2026, the Company received the Hearing Examiners Report. The Company anticipates a final order being issued in the fourth quarter of 2026.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On July 21, 2026, the Company received a recommended decision from the administrative law judge. The Company anticipates a final order being issued in the fourth quarter of 2026.

Note 13 – Taxes Other than Income Taxes

The following table provides the components of taxes other than income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Property	$9,923	$9,430	$29,478	$27,584
Gross receipts, excise and franchise	5,479	5,062	15,062	12,548
Payroll	5,513	5,369	18,582	17,736
Regulatory assessments	562	2,459	5,073	6,512
Pumping fees	1,555	1,578	4,150	4,882
Other	676	642	1,796	(971)
Total taxes other than income	$23,708	$24,540	$74,141	$68,291

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

	Three Months Ended					Three Months Ended
	September 30, 2026					September 30, 2025
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$380,616	$121,904	$502,520	$5,737	$508,257	$364,055	$107,933	$471,988	$4,983	$476,971
Intersegment revenues	-	651	651	(651)	-	-	517	517	(517)	-
Total operating revenues	$380,616	$122,555	$503,171	$5,086	$508,257	$364,055	$108,450	$472,505	$4,466	$476,971
Operations and maintenance expense	$104,830	$42,978	$147,808	$4,349	$152,157	$105,681	$47,453	$153,134	$(46)	$153,088
Purchased gas	$-	$22,416	$22,416	$2,966	$25,382	$-	$19,965	$19,965	$2,541	$22,506
Depreciation and amortization	$72,375	$41,544	$113,919	$392	$114,311	$65,195	$41,411	$106,606	$460	$107,066
Taxes other than income taxes	$18,994	$4,017	$23,011	$697	$23,708	$18,134	$5,688	$23,822	$718	$24,540
Interest expense, net	$40,899	$28,472	$69,371	$21,054	$90,425	$38,233	$26,197	$64,430	$16,760	$81,190
Allowance for funds used during construction	$(4,255)	$(1,806)	$(6,061)	$-	$(6,061)	$(4,526)	$(1,654)	$(6,180)	$-	$(6,180)
Other segment items (a)	$110	$(181)	$(71)	$(2,065)	$(2,136)	$51	$(214)	$(163)	$(1,452)	$(1,615)
Provision for income taxes (benefit)	$24,730	$2,261	$26,991	$(20,355)	$6,636	$19,273	$(5,565)	$13,708	$(9,409)	$4,299
Net income (loss)	$122,933	$(17,146)	$105,787	$(1,952)	$103,835	$122,014	$(24,831)	$97,183	$(5,106)	$92,077

	Nine Months Ended					Nine Months Ended
	September 30, 2026					September 30, 2025
	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated	Regulated Water	Regulated Natural Gas	Total Reportable Segments	Other and Elims	Consolidated
Revenues from external customers	$1,061,135	$819,162	$1,880,297	$20,573	$1,900,870	$997,185	$754,145	$1,751,330	$24,174	$1,775,504
Intersegment revenues	-	2,084	2,084	(2,084)	-	-	2,423	2,423	(2,423)	-
Total operating revenues	$1,061,135	$821,246	$1,882,381	$18,489	$1,900,870	$997,185	$756,568	$1,753,753	$21,751	$1,775,504
Operations and maintenance expense	$317,306	$149,155	$466,461	$15,126	$481,587	$295,248	$152,914	$448,162	$(8,740)	$439,422
Purchased gas	$-	$300,056	$300,056	$10,142	$310,198	$-	$250,456	$250,456	$13,426	$263,882
Depreciation and amortization	$214,093	$122,916	$337,009	$1,323	$338,332	$190,555	$118,049	$308,604	$1,358	$309,962
Taxes other than income taxes	$55,539	$15,532	$71,071	$3,070	$74,141	$51,381	$13,933	$65,314	$2,977	$68,291
Interest expense, net	$120,754	$84,295	$205,049	$59,673	$264,722	$111,828	$78,170	$189,998	$52,536	$242,534
Allowance for funds used during construction	$(13,067)	$(4,493)	$(17,560)	$-	$(17,560)	$(14,880)	$(4,159)	$(19,039)	$-	$(19,039)
Other segment items (a)	$(1,090)	$(544)	$(1,634)	$718	$(916)	$95	$(468)	$(373)	$(1,144)	$(1,517)
Provision for income taxes (benefit)	$59,867	$(24,917)	$34,950	$(18,536)	$16,414	$32,542	$(34,517)	$(1,975)	$(9,749)	$(11,724)
Net income (loss)	$307,733	$179,246	$486,979	$(53,027)	$433,952	$330,416	$182,190	$512,606	$(28,913)	$483,693
Capital expenditures	$598,301	$499,477	$1,097,778	$-	$1,097,778	$520,937	$462,152	$983,089	$-	$983,089

(a) Other segment items mainly consists of the non-service cost component of pension and other postretirement benefits for our regulated segments and gain on sale of other assets.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

Note 15 – Commitments and Contingencies

The Company is routinely involved in various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved. As of September 30, 2026, the aggregate amount of $21,600 is accrued for loss contingencies, of which $14,328 and $7,272 are reported in the Company’s condensed consolidated balance sheet as other accrued liabilities and other liabilities, respectively. These accruals represent management’s best estimate of probable loss (as defined in the accounting guidance) for loss contingencies or the low end of a range of losses if no single probable loss can be estimated. For some loss contingencies, the Company is unable to estimate the amount of the probable loss or range of probable losses. Further, Essential Utilities has insurance coverage for certain of these loss contingencies, and as of September 30, 2026, estimates that approximately $4,566 of the amount accrued for these matters are probable of recovery through insurance, of which $3,500 is reported within prepayments and other current assets and $1,066 is reported in deferred charges and other assets, net.

During 2019, the Company’s Illinois subsidiary issued a do not consume advisory for some of its customers in one division. The advisory was lifted in 2019 and, in 2022, the water system was determined to be in compliance with the federal Lead and Copper Rule. In July 2024, an Illinois court approved a settlement with state and local regulators, and the Company accrued the related penalties and other fees. In September 2019, two individuals, on behalf of themselves and those similarly situated, filed a class action in the State court in Will County, Illinois related to the advisory. Following dismissal of the class action in December 2024, the plaintiffs appealed and filed similar actions in federal court and before two state agencies. The Company sought insurance recovery of a portion of the related costs and pursued litigation with one of its carriers to enforce its claims. In the first quarter of 2026, all parties conditionally agreed to resolve all matters, including the insurance litigation.  The court preliminarily approved the class action settlement in April 2026 and granted final approval in the third quarter of 2026. The class action settlement totaled $12,500, of which $9,250 was reimbursed by insurance carriers in 2026. During the second quarter of 2026, the Company recognized a $6,750 reduction of insurance expense within operations and maintenance expense, representing recovery of previously recognized losses, net of a $2,500 increase in the litigation reserve. The Company made the first payment to the class action settlement administrator amounting to $6,250 in June 2026, and the remaining balance of $6,250 was paid in October 2026.

A number of the Company’s subsidiaries are parties to several lawsuits against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries throughout its service area. One such suit to which the Company is a party is a multi-district litigation (the “MDL”) lawsuit which commenced on December 7, 2018, in the United States District Court for the District of South Carolina. Several defendants in such lawsuit have agreed to settle. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. In 2025, the Company received $46,166, representing a portion of its share of the settlement reached with 3M and DuPont, net of legal fees and settlement costs. During the three and nine months ended September 30, 2026, the Company received $10,542 and $21,028, respectively, from Tyco, BASF, 3M and Dupont, net

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

of legal fees and settlement costs. As of September 30, 2026, the Company presented total net settlement proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries of $6,197 and $8,385 as a regulatory liability and contributions in aid of construction, respectively, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement proceeds. The remaining net proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $52,818 are included in Deferred credits and other non-current liabilities in the accompanying condensed consolidated balance sheets, pending recommendation or order from the respective public utility commissions on treatment of the amounts. Settlement proceeds are presented within Other in the cash flows from operating activities in the accompanying condensed consolidated statements of cash flows. The Company expects to receive additional settlement payments from the MDL lawsuit defendants over the next ten years.

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

In addition to the aforementioned loss contingencies, the Company self-insures a portion of its employee medical benefit program, and maintains stop-loss coverage to limit the exposure arising from these claims. The Company’s reserve for these claims totaled $5,234 at September 30, 2026 and represents a reserve for unpaid claim costs, including an estimate for the cost of incurred but not reported claims.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In thousands of dollars, except per share amounts)

(UNAUDITED)

On October 25, 2025, the Company entered into an agreement with a financial advisor (“Advisor”) for services to be rendered in connection with the consummation of the merger with American Water, pursuant to which the Company will pay the Advisor a fee of $60,000 (“Transaction Fee”) upon the achievement of certain milestones. If the Merger fails to close, a termination fee equal to 10% of any compensation payable to the Company will be due to the Advisor, but not to exceed the Transaction Fee. As of December 31, 2025, the Company has incurred $12,000 of the Transaction Fee. During the three and nine months ended September 30, 2026, the Company incurred additional Transaction Fees of $0 and $13,000, respectively. The Company includes pre-merger expenses within Operations and maintenance expense line on the condensed consolidated statements of operations and comprehensive income.

Note 16 – Income Taxes

The Company’s effective tax rate was an expense of 6.0% and 3.6% for the three and nine months ended September 30, 2026, respectively.  The Company’s effective tax rate was an expense of 4.5% and a benefit of 2.5% for the three and nine months ended September 30, 2025, respectively. The increase in income tax expense in the third quarter of 2026 is primarily attributed to the increase in earnings, state jurisdictional mix, and change in flow-through tax deductions and permanent items. The increase in income tax expense for the nine months ended September 30, 2026 is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, not recurring in the current year.

In determining its interim tax provision, the Company reflects its estimated impact from its permanent and flow-through tax differences. The Company uses the flow-through method to account for the repairs tax deduction for qualifying utility infrastructure at its regulated Pennsylvania and New Jersey subsidiaries.

The statutory Federal tax rate is 21.0% for the nine months ended September 30, 2026 and 2025. For states with a corporate net income tax, the state corporate net income tax rates range from 2.0% to 9.50% for all periods presented. Our effective tax rate differs from the federal statutory tax rate primarily due to flow-through tax, the amortization of deferred benefit from repair method changes, state income taxes, and other permanent book-to-tax differences.

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

Execution of Agreement and Plan of Merger with American Water

On October 26, 2025, American Water Works Company, Inc. (“American Water”), Alpha Merger Sub, Inc., a direct wholly owned subsidiary of American Water (“Merger Sub”), and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of American Water.   Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of the Company’s common stock, par value $0.50 per share (“Essential Common Stock”), issued and outstanding immediately prior to the Effective Time, other than any shares of Essential Common Stock owned by American Water or Merger Sub or by the Company as treasury stock (in each case, other than restricted shares), will be converted into the right to receive 0.305 shares (the “Exchange Ratio”) of validly issued, fully paid and nonassessable common stock, par value $0.01 per share, of American Water (“American Water Common Stock”) (the aggregate number of such shares of American Water Common Stock to be issued in the Merger). On February 10, 2026, at the respective special shareholder meetings of the Company and American Water, each company’s shareholders approved the merger-related proposals, satisfying certain of the conditions to closing. On August 14, 2026, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, satisfying an additional condition for closing.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Consummation of the Merger is subject to certain remaining customary conditions, including the receipt of certain governmental and public utility commission approvals, in each case on such terms and conditions that would not, individually or in the aggregate, result in a “Burdensome Effect” (as defined in the Merger Agreement). As of the date of this report, public utility commission approvals have been received in Kentucky, Virginia, and Ohio, and settlement agreements have been reached in Texas, Pennsylvania, and North Carolina. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. During the three and nine months ended September 30, 2026, the Company incurred pre-merger related expenses of $4,934 and $22,455, respectively, which are included in operations and maintenance expense in the condensed consolidated statements of operations and comprehensive income.

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

Regulatory Developments

During the nine months ended September 30, 2026, we implemented, or received approval to implement, base rate increases that result in a $37,613 increase in annual revenues, as summarized below:

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

During the nine months ended September 30, 2026, the Company implemented infrastructure rehabilitation surcharges designed to increase total operating revenues on an annual basis by $12,276 in its water and wastewater utility operating divisions in Pennsylvania, by $2,610 in its water and wastewater utility operating divisions in Illinois, by $1,120 in its water and wastewater utility operating divisions in New Jersey, by $13,972 in its natural gas operating division in Pennsylvania, and by $2,892 in its natural gas operating division in Kentucky.

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

On March 27, 2026, the Company’s natural gas operating subsidiary in Pennsylvania filed an application with the Pennsylvania Public Utility Commission to increase operating revenues for its natural gas distribution service by approximately $163,000 annually. On October 2, 2026, the Company received a recommended decision from the administrative law judge. The Company anticipates a final order to be issued in December 2026.

On January 30, 2026, the Company’s regulated water and wastewater operating subsidiary in New Jersey, Aqua New Jersey, filed an application with the New Jersey Board of Public Utilities designed to increase revenues by $7,886 annually. The Company anticipates a final order to be issued in the fourth quarter of 2026.

On July 30, 2025, the Company’s regulated water and wastewater operating subsidiary in Virginia, Aqua Virginia, filed an application with the State Corporation Commission (“SCC”) designed to increase revenues by $7,927 annually. Interim rates were implemented on January 26, 2026 based on an estimate of the final outcome of the order, with the difference between interim and final approved rates subject to refund to customers. On April 24, 2026, the Company reached a settlement in principle with the SCC. On August 26, 2026, the Company received the Hearing Examiner’s Report. The Company anticipates a final order to be issued in the fourth quarter of 2026.

On June 20, 2025, the Company’s regulated water and wastewater operating subsidiary in Texas, Aqua Texas, filed an application with the Public Utility Commission of Texas designed to increase rates by $29,149. Interim rates were implemented on March 9, 2026, with the difference between interim and final approved rates subject to refund to customers based on an estimate of the final outcome of the order. On July 21, 2026, the Company received a recommended decision from the administrative law judge. The Company anticipates a final order to be issued in the fourth quarter of 2026.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Growth Through Acquisitions and Capital Investment

In October 2026, the Company acquired private water and wastewater utility assets in Harris County, Texas, which serve approximately 400 equivalent retail customers for $1,125. In May 2026, the Company acquired Integra Water Texas, LLC’s wastewater system assets in Bastrop County, Texas, which serves approximately 1,100 equivalent dwelling units for $4,877. In March 2026, the Company acquired Greenville Municipal Water Authority’s water utility system in Greenville, Pennsylvania which serves approximately 3,000 customers for $18,000. As of September 30, 2026, the Company had two signed purchase agreements for additional water and wastewater systems that are expected to serve approximately 200,000 equivalent retail customers or equivalent dwelling units and total approximately $281,000 in purchase price in two of our existing states. This includes the Company’s agreement to acquire the Delaware County Regional Water Quality Control Authority (DELCORA) for $276,500. DELCORA, a Pennsylvania sewer authority, serves approximately 198,000 equivalent dwelling units in the Philadelphia suburbs. Refer to Note 4 – Water and Wastewater Acquisitions for further discussion. On October 19, 2026, the Company entered into an asset purchase agreement for the acquisition of the water and wastewater utility system assets of Central States Water Resources, serving approximately 4,100 customers in North Carolina for $3,500, subject to final adjustment pursuant to the purchase agreement.  On October 28, 2026, the Company entered into asset purchase agreements to acquire the water and wastewater assets of the Village of Buckingham Springs in Pennsylvania, which serve approximately 1,300 customers, for $2,800, and the wastewater assets of the Hempfield Township Municipal Authority in Pennsylvania, which serve approximately 1,200 customers, for $2,200.

During the nine-month period ended September 30, 2026, we invested $1,097,778 to improve our regulated water and natural gas infrastructure system and to enhance customer service. The capital investments made to rehabilitate and expand the infrastructure of the communities the Company serves are critical to its mission of safely and reliably delivering Earth’s most essential resources.

Multi-District Litigation Class Action Settlement

A number of the Company’s water and wastewater subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit in the United States District Court for the District of South Carolina against manufacturers of certain per- and polyfluoroalkyl substances or compounds (“PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems. In 2024, the MDL court granted approval of the DuPont, 3M, Tyco Fire Products LP, and BASF Corp class action settlements. During the three and nine months ended September 30, 2026, the Company received $10,542 and $21,028, respectively, from Tyco, BASF, 3M, and Dupont, net of legal fees and settlement costs. As of September 30, 2026, the Company presented total net settlement proceeds allocated to its North Carolina and Virginia water and wastewater subsidiaries of $6,197 and $8,385 as a regulatory liability and contributions in aid of construction, respectively, pursuant to regulatory orders issued by the public utility commissions from such states regarding the treatment of PFAS settlement proceeds. The remaining net proceeds received that were allocated to the Company’s other water and wastewater subsidiaries totaling $52,818 are included in deferred credits and other non-current liabilities in the accompanying condensed consolidated balance sheet, pending recommendation or order from the respective public utility commissions on treatment of

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

the amounts. The Company anticipates receiving additional settlement payments from the MDL lawsuit defendants over the next ten years.

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

Net cash flows from operating activities were $818,229 for the first nine months of 2026, compared to $804,347 for the first nine months of 2025. Operating cash flow increased by $13,882, primarily driven by working capital changes, including the impact of new rates implemented in the current nine-month period compared to the prior period.

Net cash flows used in investing activities increased by $40,638, primarily due to the Company’s continued investment in replacing aging infrastructure, contaminant mitigation and emissions reductions, among others.

Net cash flows from financing activities increased by $4,057 during the nine months ended September 30, 2026, compared to the prior period, primarily due to increased debt issuances, partially offset by higher dividend payments and lower equity issuances.

On June 16, 2026, the Company amended its $1,000,000 unsecured long-term revolving credit facility to extend the maturity date of the facility by another year, to December 2028, and eliminate one of its sustainability performance targets applicable to interest rates and commitment fees. On October 16, 2026, the Company further amended the facility to waive the change in control provision in connection with the merger with American Water and eliminate remaining sustainability targets. All other terms of the facility remained unchanged.

On May 1, 2026, Aqua Pennsylvania and Peoples Natural Gas Companies amended their respective $100,000 and $300,000 revolving credit agreements, extending the maturity date by another 364-day period. The funds borrowed under these revolving credit agreements are classified as loans payable and are used to provide working capital.

On March 9, 2026, the Company issued $500,000 of senior notes, less expenses of $5,140, due on March 15, 2036, with an interest rate of 5.125%. The Company used the proceeds from the issuance of the senior notes to repay a portion of its commercial paper borrowings and for general corporate purposes. In addition to the senior notes issued by the Company, during the nine months ended September 30, 2026, the Company’s regulated water subsidiaries obtained in the aggregate $35,180 of low-interest

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

government loans to fund capital projects, with interest rates ranging from 0.00% to 1.743% and maturity dates ranging from 2030 to 2049.

The Company has a commercial paper program (the “CP Program”) that allows it to issue, through private placement, short-term, unsecured commercial paper notes (the “CP Notes”) in an aggregate principal amount not to exceed $1,000,000.  The Company utilizes the proceeds from the sale of the CP Notes for general corporate purposes, which may include working capital, capital expenditures, water and wastewater utility acquisitions, and repaying outstanding indebtedness, including under the Company’s revolving credit facility or the revolving credit facilities of its subsidiaries.  As of September 30, 2026, outstanding borrowings under the Company’s CP Program were $487,000, net of unamortized discount on issuance of $511, with a weighted average interest rate of 4.14% and weighted average remaining term of 10 days.

During the three months ended September 30, 2026, we issued 2,479,036 shares of common stock for net proceeds of approximately $101,300 under the Company’s at-the-market equity sales program (“2024 ATM”). During the nine months ended September 30, 2026, we issued 2,787,692 shares of common stock for net proceeds of approximately $113,800 under the 2024 ATM. As of September 30, 2026, the 2024 ATM had approximately $546,000 of equity available for issuance. The Company used the net proceeds from the sales of shares through the 2024 ATM for working capital, capital expenditures, water and wastewater utility acquisitions, and repaying a portion of outstanding indebtedness.

At September 30, 2026, we had $9,320 of cash and cash equivalents compared to $34,778 at December 31, 2025. During the first nine months of 2026, we used the proceeds from long-term debt, the proceeds from the issuance of commercial paper, and the proceeds from issuance of common stock, as well as internally generated funds, for capital expenditures, repayment of existing indebtedness, payment of dividends, and general corporate purposes.

At September 30, 2026, our $1,000,000 unsecured revolving credit facility had $498,697 available for borrowing (net of $487,000 of capacity designated for outstanding principal borrowings under our commercial paper program and $14,303 letter of credit usage). Additionally, at September 30, 2026, we had short-term lines of credit of $400,000, primarily used for working capital, of which $260,400 was available for borrowing. Although we believe we will be able to renew these facilities, there is no assurance that they will be renewed, or what the terms of any such renewal will be.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Credit Risk

The Company and its subsidiaries’ access to capital markets and costs of financing are influenced by its credit ratings. Below summarizes the Company and its subsidiaries’ issuer and security credit ratings as of September 30, 2026:

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Results of Operations

Consolidated Results of Operations

Consolidated financial and operational highlights for the periods ended September 30, 2026 and 2025 are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$508,257	$476,971	$1,900,870	$1,775,504
Operations and maintenance expense	$152,157	$153,088	$481,587	$439,422
Purchased gas	$25,382	$22,506	$310,198	$263,882
Net income	$103,835	$92,077	$433,952	$483,693

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	29.9%	32.1%	25.3%	24.7%
Purchased gas	5.0%	4.7%	16.3%	14.9%
Depreciation and amortization	22.5%	22.4%	17.8%	17.5%
Taxes other than income taxes	4.7%	5.1%	3.9%	3.8%
Interest expense, net of interest income	17.8%	17.0%	13.9%	13.7%
Net income	20.4%	19.3%	22.8%	27.2%

Effective tax rate	6.0%	4.5%	3.6%	-2.5%

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Consolidated operating revenues increased by $31,286 or 6.6% as compared to the same period in 2025. Revenues from our Regulated Water, Regulated Natural Gas, and Other segments increased by $16,561, $14,105, and $620, respectively. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense decreased by $931 or 0.6%, primarily due to:

•a decrease in employee benefits of $3,462, primarily due to medical claims stop-loss reinsurance recoveries recognized during the current quarter;

•a decrease in bad debt of expense of $1,281 in our Regulated Natural Gas segment; offset by

•pre-merger expenses of $4,934, consisting of $3,041 of accruals for retention awards, and $1,893 of professional fees and filing fees; and

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $543.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Purchased gas increased by $2,876 or 12.8%. Purchased gas represents the cost of gas sold by the Company, which for the regulated natural gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $77 and higher gas usage of $2,799 during the third quarter of 2026.

Depreciation and amortization expense increased by $7,245 or 6.8% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new water and wastewater utility systems.

Interest expense, net of interest income, increased by $9,235 or 11.4%. Interest expense, net of interest income, increased by $2,666 in our Regulated Water segment and by $2,275 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $4,294 primarily due to the additional senior note borrowing in 2026.

Our effective income tax rate was an expense of 6.0% and 4.5% in the third quarter of 2026 and 2025, respectively. The increase in income tax expense in the third quarter of 2026 is primarily attributed to the increase in earnings, state jurisdictional mix, and change in flow-through and other permanent items.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Consolidated operating revenues increased by $125,366 or 7.1% as compared to the same period in 2025. Revenues from our Regulated Water and Regulated Natural Gas segments increased by $63,950 and $64,678, respectively, while our Other segment decreased by $3,262. A detailed discussion of the factors contributing to the changes in segment revenue is included below under the section, Segment Results of Operations.

Consolidated operations and maintenance expense increased by $42,165 or 9.6%, primarily due to:

•pre-merger expenses of $22,455, consisting of $3,041 of accruals for retention awards and $19,414 of financial advisor fees, professional fees and filing fees incurred during the first nine months of 2026;

•an increase in employee-related costs of $6,720, primarily resulting from annual merit increases, higher incentive bonuses, and increase in overtime pay due to higher weather-related main break activity in 2026, partially offset by a lower stock- based compensation expense;

•an increase in bad debt expense of $5,071 in our Regulated Water segment, of which $5,889 relates to a favorable regulatory asset adjustment in the first quarter of 2025;

•an increase in production costs for water and wastewater operations of $3,951;

•an increase in contractor services of $3,194 in our Regulated Water segment, primarily due to higher main break activity, frozen service lines, and increased buildings and grounds maintenance costs during the first nine months of 2026;

•an increase in transportation expense of $2,571 due to higher gas prices;

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $2,087;

•an increase in materials and supplies expense of $1,637 in our Regulated Natural Gas segment;

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

•an increase in insurance expense of $1,435, which is net of insurance recoveries of $5,602 in the first quarter of 2025 and $6,750 in the second quarter of 2026 of costs associated with remediating an advisory for some of our Illinois water utility customers; offset by

•a decrease in bad debt of expense of $5,734 in our Regulated Natural Gas segment; and

•a decrease in customer assistance surcharge costs of $2,559 in our Regulated Natural Gas segment, which generally has an offsetting amount in revenues.

Purchased gas increased by $46,316 or 17.6%. Purchased gas represents the cost of gas sold by the Company, which for the Regulated Natural Gas business has a corresponding offset in revenue. The increase is the result of an increase in the average cost of gas of $64,390, offset by lower gas usage of $18,074 during the first nine months of 2026.

Depreciation and amortization expense increased by $28,370 or 9.2% principally due to continued capital expenditures to expand and improve our utility facilities and our acquisitions of new water and wastewater utility systems.

Taxes other than income taxes increased by $5,850 or 8.6% primarily due to a prior year sales and use tax accrual benefit in our Regulated Natural Gas segment, increase in our Illinois subsidiary’s invested capital tax expense, and an increase in payroll taxes as a result of higher employee compensation expense.

Interest expense, net of interest income, increased by $22,188 or 9.1%. Interest expense, net of interest income, increased by $8,926 in our Regulated Water segment and by $6,125 in our Regulated Natural Gas segment. Interest expense, net of interest income, in Other relates to our corporate operations, and this increased by $7,137 primarily due to the additional senior note borrowing in 2026.

Our effective income tax rate was an expense of 3.6% in the first nine months of 2026, compared to a benefit of 2.5% in the first nine months of 2025. The increase in the income tax expense is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, not recurring in the current year.

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

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

The following tables present selected operating results and statistics for our Regulated Water segment for the periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$380,616	$364,055	$1,061,135	$997,185
Operations and maintenance expense	$104,830	$105,681	$317,306	$295,248
Segment net income	$122,933	$122,014	$307,733	$330,416

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	27.5%	29.0%	29.9%	29.6%
Depreciation and amortization	19.0%	17.9%	20.2%	19.1%
Taxes other than income taxes	5.0%	5.0%	5.2%	5.2%
Interest expense, net of interest income	10.7%	10.5%	11.4%	11.2%
Segment net income	32.3%	33.5%	29.0%	33.1%

Effective tax rate	16.7%	13.6%	16.3%	9.0%

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Revenues from our Regulated Water segment increased by $16,561 or 4.5% for the third quarter of 2026 as compared to the same period in 2025, mainly due to the following:

•an increase in water and wastewater rates of $15,514;

•additional water and wastewater revenues of $1,203 associated with a larger customer base due to utility acquisitions and organic growth; offset by

•a decrease in volume of $755.

Operations and maintenance expense decreased by $851 or 0.8% primarily due to the following:

•a decrease in employee benefits of $1,010, primarily due to medical stop-loss reinsurance recoveries recognized during the current quarter; offset by

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $543.

Depreciation and amortization increased by $7,180 or 11.0% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Interest expense, net of interest income, increased by $2,666 or 7.0% for the quarter primarily due to higher push down debt borrowings.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate for our Regulated Water Segment was an expense of 16.7% and 13.6% in the third quarter of 2026 and 2025, respectively. The increase in income tax expense in the third quarter of 2026 is primarily attributed to the increase in earnings, state jurisdictional mix, and decrease in flow-through property related tax deductions.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Revenues from our Regulated Water segment increased by $63,950 or 6.4% for the first nine months of 2026 as compared to the same period in 2025, mainly due to the following:

•an increase in water and wastewater rates of $47,992;

•an increase in volume of $8,730; and

•additional water and wastewater revenues of $5,933 associated with a larger customer base due to utility acquisitions and organic growth.

Operations and maintenance expense increased by $22,058 or 7.5% primarily due to the following:

•an increase in employee related costs of $6,029, primarily resulting from annual merit increases, higher incentive bonuses and increased overtime pay due to higher weather-related main break activity during the first nine months of 2026;

•an increase in bad debt expense of $5,071, of which $5,889 relates to a favorable regulatory asset adjustment in the prior year;

•an increase in production costs for water and wastewater operations of $3,951, particularly purchased water and chemical costs;

•an increase in contractor services of $3,194, primarily due to higher main break activity, frozen service lines, and increased buildings and grounds maintenance costs during the first nine months of 2026;

•additional operating costs associated with pending and newly acquired water and wastewater utility systems of $2,087;

•an increase in insurance expense of $702; and

•an increase in transportation expense of $701 due to higher gas prices.

Depreciation and amortization increased by $23,538 or 12.4% primarily due to continued capital investment to expand and improve our utility facilities, the implementation of new depreciation rates in connection with recently completed rate cases, and our acquisitions of new utility systems.

Taxes other than income taxes went up by $4,158 or 8.1% primarily due to an increase in our Illinois subsidiary’s invested capital tax expense and an increase in payroll taxes as a result of higher employee compensation expense in the first quarter of 2026.

Interest expense, net of interest income, increased by $8,926 or 8.0% for the first nine months of 2026 primarily due to higher push down debt borrowings.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate for our Regulated Water Segment was an expense of 16.3% and 9.0% in the first nine months of 2026 and 2025, respectively. The increase in income tax expense is primarily attributed to last year’s release of $22,575 of income tax reserve regulatory liability in the Regulated Water segment based on the rate order received by Aqua Pennsylvania in February 2025, not recurring in the current year.

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

The following tables present selected operating results and statistics for our Regulated Natural Gas segment, for the periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$122,555	$108,450	$821,246	$756,568
Operations and maintenance expense	$42,978	$47,453	$149,155	$152,914
Purchased gas	$22,416	$19,965	$300,056	$250,456
Segment net income	$(17,146)	$(24,831)	$179,246	$182,190

Operating Statistics
Selected operating results as a percentage of operating revenues:
Operations and maintenance	35.1%	43.8%	18.2%	20.2%
Purchased gas	18.3%	18.4%	36.5%	33.1%
Depreciation and amortization	33.9%	38.2%	15.0%	15.6%
Taxes other than income taxes	3.3%	5.2%	1.9%	1.8%
Interest expense, net of interest income	23.2%	24.2%	10.3%	10.3%
Segment net income	-14.0%	-22.9%	21.8%	24.1%

Effective tax rate	-15.2%	18.3%	-16.1%	-23.4%

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Three months ended September 30, 2026 compared with three months ended September 30, 2025

Operating revenues from the Regulated Natural Gas segment increased by $14,105 or by 13.0% due to:

•an increase of 8,946 due to higher rates and other surcharges;

•an increase in purchased gas costs of $2,451; refer to purchased gas costs discussion below for further information; and

•an increase of $2,193 from higher volumes delivered as a result of a favorable shift in customer usage patterns during the third quarter of 2026, partially offset by the impact warmer weather conditions as compared to the prior period.

Operations and maintenance expense for the three months ended September 30, 2026 decreased by $4,475 or 9.4% primarily due to the following:

•a decrease in employee medical expense of $2,939, primarily due to stop-loss reinsurance recoveries recognized during the current quarter; and

•a decrease in bad debt expense of $1,281 due to lower expected losses on uncollectible accounts.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $2,451 or 12.3% due to an increase in the average cost of gas of $1,384 and higher gas usage of $1,067. Higher usage is primarily driven by a favorable shift in customer usage patterns during the third quarter of 2026, partially offset by the impact of warmer weather conditions. During the quarter ended September 30, 2026, we experienced 49 actual heating degree days (HDDs), which was warmer by 11% than prior year’s 55 HDDs for Pittsburgh, Pennsylvania, which we use as a proxy for our western Pennsylvania service territory. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.

Depreciation and amortization increased by $133 or 0.3% primarily due to continued capital investment.

Taxes other than income taxes decreased $1,671, or 29.4%, compared to the same period in the prior year, primarily due to lower expense related to regulatory assessments for our Regulated Natural Gas segment.

Interest expense, net, increased by $2,275 or 8.7% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Our effective income tax rate for our Regulated Natural Gas segment was an expense of 15.2% and a benefit of 18.3% in the third quarter of 2026 and 2025, respectively. The increase in income tax expense in the third quarter of 2026 is primarily attributed to the increase in earnings and decrease in flow-through property related tax deductions.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025

Operating revenues from the Regulated Natural Gas segment increased by $64,678 or by 8.5% due to:

•an increase in purchased gas costs of $49,600; refer to purchased gas costs discussion below for further information; and

•an increase of $28,293 due to higher rates and other surcharges; offset by

•a decrease due to lower volumes delivered of $6,424 primarily resulting from changes in customer usage patterns during the first nine months of the year, net of the impact of slightly colder weather conditions in 2026;

•an increase in the weather normalization adjustment of $4,611 in Pennsylvania, which had the effect of decreasing revenues for the nine months ended September 30, 2026; and

•a decrease in customer assistance surcharge of $2,708, which generally has an offsetting amount in operations and maintenance expense.

Operations and maintenance expense for the nine months ended September 30, 2026 decreased by $3,759 or 2.5% primarily due to the following:

•a decrease in bad debt expense of $5,734 due to lower expected losses on uncollectible accounts;

•a decrease in customer assistance surcharge costs of $2,559, which generally has an offsetting amount in revenues;

•a decrease in insurance expense of $1,213; offset by

•an increase in labor expense of $2,330, primarily due to annual merit increases and higher incentive bonuses and overtime pay during the first half of 2026;

•an increase in transportation expense of $1,864 due to higher gas prices; and

•an increase in materials and supplies expense of $1,637.

Our Regulated Natural Gas segment is affected by the cost of natural gas, which is passed through to customers using a purchased gas adjustment clause and includes commodity price, transportation and storage costs. These costs are reflected in the condensed consolidated statement of operations and comprehensive income as purchased gas expenses. Fluctuations in the cost of purchased gas impact operating revenues on a dollar-for-dollar basis. Purchased gas increased by $49,600 or 19.8% largely due to an increase in the average cost of gas of $61,360, offset by lower gas usage of $11,760. Lower gas usage primarily reflected changes in customer usage patterns, net of the impact of slightly colder weather conditions during the first nine months of 2026. During the nine months ended September 30, 2026, heating degree days (HDDs) in Pittsburgh, Pennsylvania, which the Company uses as a proxy for its western Pennsylvania service territory, were 3,322, or 1% higher than 3,299 HDDs in the prior-year period. HDDs are used in the natural gas industry to measure the relative coldness of weather and to estimate the demand for natural gas.

ESSENTIAL UTILITIES, INC. AND SUBSIDIARIES

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(In thousands of dollars, except per share amounts)

Depreciation and amortization increased by $4,867 or 4.1% primarily due to continued capital investment.

Taxes other than income taxes increased by $1,599 or 11.5% primarily due to the absence of a prior year benefit from a favorable sales and use tax accrual adjustment amounting to $2,709 following the completion of a sales and use tax audit during the second quarter of 2025 in the Regulated Natural Gas segment, partially offset by lower expense related to regulatory assessments in the current year.

Interest expense, net, increased by $6,125 or 7.8% due to higher push down debt borrowings of the Regulated Natural Gas segment from Essential Utilities, Inc, which is primarily used to fund capital projects.

Our effective income tax rate for our Regulated Natural Gas segment was a benefit of 16.1% and 23.4% in the first nine months of 2026 and 2025, respectively. The decrease in income tax benefit is primarily attributed to the increase in earnings and decrease in flow-through property related tax deductions.

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

(b)Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Please review the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part 1, Item 1A – Risk Factors”.

Item 5 - Other Information

Security Trading Plans of Directors and Executive Officers

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6 – Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Chief Financial Officer, filed pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification of Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRES	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

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

November 4, 2026

Essential Utilities, Inc.
Registrant

/s/ Christopher H. Franklin
Christopher H. Franklin
Chairman, President and
Chief Executive Officer

/s/ Daniel J. Schuller
Daniel J. Schuller
Executive Vice President and
Chief Financial Officer